Form 10KSB
period 2007-06-30
Alyst Acquisition Corp.
filed 2007-09-25
CIK 1378451

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from August 16, 2006 (date of inception) to June 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 001-33563

Alyst Acquisition Corp.
(Name of Small Business Issuer in Its Charter)

Delaware (State of Incorporation)	20-5385199 (Small Business Issuer I.R.S. Employer I.D. Number)

233 East 69th Street, #6J New York, New York (Address of principal executive offices)	10021 (zip code)

646-290-6104
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant	American Stock Exchange
Common Stock, $.0001 par value per share	American Stock Exchange
Warrants to purchase shares of Common Stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

Issuer’s revenues for the fiscal year ended June 30, 2007 were $0.

As of September 25, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $58,161,012.

As of September 25, 2007, there were 9,794,400 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☒

Explanatory Note

Pursuant to Rule 15d-2 under the Securities and Exchange Act of 1934, as amended, this Annual Report of Alyst Acquisition Corp. contains only financial statements for the fiscal year ended June 30, 2007.

ALYST ACQUISITION CORP.
(a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Alyst Acquisition Corp.

We have audited the accompanying balance sheet of Alyst Acquisition Corp. (a development stage company) (the “Company”) as of June 30, 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the period from August 16, 2006 (date of inception) to June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alyst Acquisition Corp., (a development stage company) as of June 30, 2007, and the results of its operations and its cash flows for the period from August 16, 2006 (date of inception) to June 30, 2007 in conformity with United States generally accepted accounting principles.

Melville, New York
September 24, 2007

ALYST ACQUISITION CORP.
(a development stage company)

BALANCE SHEET
June 30, 2007

ASSETS
Current Assets:
Cash	$65,487
Total current assets	65,487

Deferred offering costs	127,720
Total assets	$193,207

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued expenses	$2,000
Accrued offering costs	20,123
Notes payable to stockholders	150,000
Total current liabilities	172,123

Commitments and contingencies

Stockholders' equity
Preferred stock,$.0001 par value Authorized 1,000,000 shares; none issued or outstanding	—
Common stock, $.0001 par value Authorized 30,000,000 shares; 1,750,000 shares issued and outstanding	175
Additional paid-in capital	24,825
Deficit accumulated during the development stage	(3,916)
Total stockholders' equity	21,084

Total liabilities and stockholders' equity	$193,207

The accompanying notes are an integral part of these financial statements.

ALYST ACQUISITION CORP.
(a development stage company)

STATEMENT OF OPERATIONS
For the period August 16, 2006 (inception) to June 30, 2007

Formation and operating costs	$(5,452)

Interest income	1,536

Net loss for the period	$(3,916)

Weighted average number of common shares outstanding - Basic and diluted	1,750,000

Basic and diluted net loss per share	$(0.00)

The accompanying notes are an integral part of these financial statements.

ALYST ACQUISITION CORP.
(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the period August 16, 2006 (inception) to June 30, 2007

	Common Stock		Additional	Deficit Accumulated During the	Total stockholders'
	Shares	Amount	paid-in capital	Development Stage	Equity
Balance at August 16, 2006	—	$—	$—	$—	$—

Common shares issued at inception at $0.014 per share	1,750,000	175	24,825	—	25,000

Net Loss from August 16, 2006 (inception) to June 30, 2007	—	—	—	(3,916)	(3,916)

Balance at June 30, 2007	1,750,000	$175	$24,825	$(3,916)	$21,084

The accompanying notes are an integral part of these financial statements.

ALYST ACQUISITION CORP.
(a development stage company)

STATEMENT OF CASH FLOWS
For the period August 16, 2006 (inception) to June 30, 2007

Cash flows from operating activities
Net loss	$(3,916)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Accrued expenses	2,000
Net cash used in operating activities	(1,916)

Cash flows from financing activities
Proceeds from issuance of common stock to initial stockholders	25,000
Proceeds from notes payable to stockholders	150,000
Payment of deferred offering costs	(107,597)
Net cash provided by financing activities	67,403

Net increase in cash	65,488
Cash at beginning of period	—
Cash at end of period	$65,487

Supplemental disclosure of non-cash Transactions:
Cash paid during period for:
Interest	$—
Taxes	$1,129
1,129
Accrual for deferred offering costs
Deferred offering costs	$20,123
Accrued offering costs	(20,123)
$—

The accompanying notes are an integral part of these financial statements.

Alyst Acquisition Corp.
(a development stage company)

Notes to Financial Statements

1. Organization, Business Operations and Significant Accounting Policies

Alyst Acquisition Corp. (the “Company”) was incorporated in Delaware on August 16, 2006 as a blank check company to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business (“Business Combination”).

At June 30, 2007, the Company had not yet commenced any operations. All activity through June 30, 2007 relates to the Company’s formation and the public offering described below. The Company has selected June 30 as its fiscal year end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective June 29, 2007. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a Business Combination with an operating business. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, which occurred on July 5, 2007, management agreed that at least $7.85 per unit (“Unit”) sold in the Offering will be held in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Certain of the Company’s officers and directors have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Except with respect to interest income that may be released to the Company of (i) up to $1,680,000 to fund expenses related to investigating and selecting a target business and our other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations, the proceeds held in trust will not be released from the trust account until the earlier of the completion of a Business Combination or liquidation of the Company.

The Company, after signing a definitive agreement for a Business Combination with a target business or businesses, is required to submit such transaction for stockholder approval. In the event that the stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”) have agreed to vote all of their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting restrictions will no longer apply.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash from the Trust Fund. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

The Company’s Certificate of Incorporation was amended on June 29, 2007 (“Effective Date”) to provide that the Company will continue in existence only until 24 months from the Effective date of the registration statement relating to the Offering, or June 29, 2009. If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of liquidating and winding up its affairs. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per Unit in the Offering.

Loss Per Share:

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Since there are no potentially dilutive securities, basic and diluted loss per share are identical.

Income Taxes:

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Cash and Cash Equivalents:

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Fair Values

The Company has determined the estimated fair value amounts presented in these financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company has based these fair value estimates on pertinent information available to it as of June 30, 2007. As of June 30, 2007, the carrying value of all financial instruments approximates fair value.

New Accounting Pronouncements:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Specifically, FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirement of FIN 48 and has not yet determined if adoption of FIN 48 will have a significant impact on its financial statements.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements 133 and 140”, (“SFAS 155”). SFAS No. 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company currently does not have any embedded derivatives or beneficial interests in securitized financial assets.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS 257 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its financial position and results of operations.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. Initial Public Offering

The Offering calls for the Company to offer for public sale 7,000,000 Units at a price of $8.00 per Unit (plus up to an additional 1,050,000 units solely to cover over-allotments, if any). Each Unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination and one year from the Effective Date, June 29, 2008, and expiring four years from the Effective Date, June 28, 2011. The Company may redeem the Warrants, with the prior consent of Ferris, Baker Watts Incorporated and Jesup & Lamont Securities Corporation, the representative (“Representatives”) of the underwriters in the Offering, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

The Company will pay the underwriters in the Offering an underwriting discount of 7% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Offering. However, the underwriters agreed that 3.27 percentage points of the underwriting discount and the entire non-accountable expense allowance of 1% of the gross proceeds will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination. The Company will also issue a unit purchase option, for $100, to the Representative, on the Effective Date, June 29, 2007 to purchase 300,000 Units at an exercise price of $10.00 per Unit. The Company will account for the fair value of the unit purchase option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this unit purchase option is approximately $1,026,000 ($3.42 per Unit underlying the unit purchase option) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 45%, (2) risk-free rate of 4.65% and (3) expected life of 5 years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the Units underlying the unit purchase option (the difference between the market price of the Units and the exercise price of the unit purchase option) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

3. Deferred Offering Costs

Deferred offering costs amounting to $127,720 consist of legal and accounting fees incurred for the period August 16, 2006 (inception) to June 30, 2007 related to the Offering and will be charged to stockholders’ equity upon the consummation of the Offering on July 5, 2007.

4. Notes Payable, Stockholders

The Company issued a total of $150,000 of unsecured promissory notes to four Initial Stockholders, who are also officers and directors of the Company, as of September 1, 2006. The notes are non-interest bearing and become payable upon the consummation of the Offering. Due to the short-term nature of the notes, the fair value of the notes approximates the carrying amount. These notes were repaid on July 9, 2007.

5. Commitments and Contingencies

There is no material litigation currently pending against the company or any members of our management team in their capacity as such.

The Initial Stockholders have waived their right to receive distribution with respect to their founding shares upon the Company’s liquidation.

6. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

7. Subsequent Event

On July 5, 2007, the Company sold 8,044,400 Units, including 1,044,400 Units from the exercise of the Underwriters’ over-allotment option, at an Offering price of $8.00 per Unit. Accordingly, the Company received net proceeds of $61,393,891 from the Offering and $1,820,000 from the sale of the insider warrants on a private placement basis. An amount of $63,154,286 of the net proceeds of the Offering and the sale of the insider warrants was deposited in the Trust Account. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one Warrant. Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or June 29, 2008 and expiring June 29, 2011. The Company may redeem the Warrants, with the prior consent of the Representatives of the underwriters of the Offering, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to settle the Warrant exercise, whether by net cash settlement or otherwise. Consequently, the Warrants may expire unexercised and unredeemed and an investor in the Offering may effectively pay the full Unit price solely for the shares of common stock included in the Units (since the Warrants may expire worthless).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of September, 2007.

ALYST ACQUISITION CORP.

By:	/s/ Dr. William Weksel
Dr. William Weksel
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert A. Schriesheim	Chairman of the Board	September 25, 2007
Robert A. Schriesheim

/s/ Dr. William Weksel	Chief Executive Officer	September 25, 2007
Dr. William Weksel	(Principal Executive Officer) and Director

/s/ Michael E. Weksel	Chief Operating Officer, Chief	September 25, 2007
Michael E. Weksel	Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ Paul Levy	Director	September 25, 2007
Paul Levy

/s/ Matthew Botwin	Director	September 25, 2007
Matthew Botwin