Form 10QSB
period 2007-09-30
Alyst Acquisition Corp.
filed 2007-11-08
CIK 1378451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 001-33563

ALYST ACQUISITION CORP.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-5385199
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

233 East 69th Street, #6J, New York, New York 10021
(Address of Principal Executive Office)

646-290-6104
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 8, 2007, 9,794,400 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Page
Part I: Financial Information:

Item 1 -Financial Statements (Unaudited):

Financial Statements

Condensed Balance Sheet as of September 30, 2007 (unaudited)	3

Condensed Statements of Operations (unaudited) for the Three Months Ended September 30, 2007 and for the Period from August 16, 2006 (inception) through September 30, 2007 (unaudited)	4

Condensed Statements of Changes in Stockholders' Equity (unaudited) for the period from August 16 (inception) through September 30, 2007	5

Condensed Statements of Cash Flows (unaudited) for the Three Months Ended September 30, 2007 and for the Period from August 16, 2006 (inception) through September 30, 2007 (unaudited)	6

Notes to the Unaudited Condensed Financial Statements	7-11

Item 2 - Management’s Discussion and Analysis or Plan of Operation	12

Item 4 - Controls and Procedures	13

Part II. Other Information

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6 - Exhibits	15

Signatures	16

ALYST ACQUISITION CORP.
(a development stage company)

CONDENSED BALANCE SHEET

September 30, 2007
(unaudited)
ASSETS
Current Assets:
Cash	$500,828
Cash held in trust fund	63,154,286
Cash held in trust fund, available for working capital	228,884
Prepaid expenses	76,946
Total current assets	63,960,944

Total assets	$63,960,944

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued offering costs	$17,397
Income taxes payable	260,000
Total current liabilities	277,397

Common stock subject to possible conversion,
2,412,516 shares at conversion value	18,939,970

Commitments and contingencies

Stockholders' equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; None issued and outstanding	—
Common stock, $.0001 par value, authorized 30,000,000 shares;
Issued and outstanding 9,794,400 shares (less 2,412,516 subject to
possible conversion)	738
Additional paid-in capital	44,286,556
Earnings accumulated during the development stage	456,283
Total stockholders' equity	44,743,577
Total liabilities and stockholders' equity	$63,960,944

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALYST ACQUISITION CORP.
(a development stage company)

CONDENSED STATEMENT OF OPERATIONS (UNAUDITED) For the Three Months Ended September 30, 2007 and for the Period from August 16, 2006 (inception) through September 30, 2007

	Three Months Ended September 30, 2007	For the Period August 16, 2006 (inception) Through September 30, 2007

Operating Expenses
General, selling and administrative expenses	$(40,814)	$(46,266)

Total operating expenses	(40,814)	(46,266)

Interest income, net	761,888	763,424

Income before provision for income taxes	721,074	717,158

Provision for income taxes	260,875	260,875

Net income	$460,199	$456,283

Weighted average number of common shares
outstanding - Basic and diluted	7,137,020	2,955,854

Basic and diluted net income per share	$0.06	$0.15

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALYST ACQUISITION CORP.
(a development stage company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) for the Period From August 16, 2006 (inception) Through September 30, 2007

	Common Stock		Additional Paid-in	(Deficit) Earnings Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at August 16, 2006	—	$—	$—	$—	$—

Common shares issued at inception at
$0.014 per share	1,750,000	175	24,825	—	25,000

Net Loss from August 16, 2006
(inception) to June 30, 2007	—	—	—	(3,916)	(3,916)

Balance at June 30, 2007	1,750,000	$175	$24,825	$(3,916)	$21,084

Sale of 8,044,400 units, net of underwriters'
discount and offering expenses of $2,973,035
(includes 2,412,516 shares subject to
possible conversion)	8,044,400	804	61,381,360	—	61,382,164

Proceeds subject to possible
conversion of 2,412,516 shares	—	(241)	(18,939,729)	—	(18,939,970)

Proceeds from issuance of sponsors'
warrants	—	—	1,820,000	—	1,820,000

Proceeds from issuance of
underwriters' purchase option	—	—	100	—	100

Net income for three months ended September 30, 2007	—	—	—	460,199	460,199

Balance, September 30, 2007	9,794,400	$738	$44,286,556	$456,283	$44,743,577

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALYST ACQUISITION CORP.
(a development stage company)

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED) for the Three Months Ended September 30, 2007 and for the Period from August 16, 2006 (inception) through September 30, 2007

	Three Months Ended September 30, 2007	For the Period August 16, 2006 (inception) Through September 30, 2007

Cash flows from operating activities
Net income	$460,199	$456,283
Adjustment to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Prepaid expenses	(76,946)	(76,946)
Accrued expenses	15,396	17,396
Income taxes payable	260,000	260,000
Net cash provided by operating activities	658,649	656,733

Cash flows from investing activities
Cash held in trust fund	(63,154,286)	(63,154,286)
Cash held in trust fund, available for working capital	(228,884)	(228,884)
Net cash used in investing activities	(63,383,170)	(63,383,170)

Cash flows from financing activities
Proceeds from issuance of common stock to initial stockholders	—	25,000
Proceeds from notes payable to stockholders	—	150,000
Gross proceeds from initial public offering	64,355,200	64,355,200
Proceeds from issuance of sponsors' warrants	1,820,000	1,820,000
Proceeds from issuance of underwriters' purchase option	100	100
Payment of notes payable to stockholders	(150,000)	(150,000)
Payment of offering costs	(2,865,438)	(2,973,035)
Net cash provided by financing activities	63,159,862	63,227,265

Net increase in cash	435,341	500,828
Cash at beginning of the period	65,487	—
Cash at end of the period	$500,828	$500,828

Supplemental disclosure:
Cash paid during the period:
Interest	$951	$951
Taxes	$875	$2,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alyst Acquisition Corp.
(a development stage company)
Notes to the Unaudited Condensed Financial Statements
for Three Months Ended September 30, 2007

1.	Interim Financial Information
Alyst Acquisition Corp.’s (the “Company”) unaudited condensed interim financial statements as of September 30, 2007 and for three months ended September 30, 2007 and the period from August 16 (inception), 2006 through September 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2007 included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2007 filed on September 25, 2007. The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the June 30, 2007 audited financial statements except for the adoption of FIN 48, which is discussed below.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on August 16, 2006 the evaluation was performed for upcoming 2007 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Alyst Acquisition Corp.
(a development stage company)
Notes to the Unaudited Condensed Financial Statements
for Three Months Ended September 30, 2007

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure asset and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its financial position and results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed interim financial statements.

2.	Organization and Business Operations
The Company was incorporated in Delaware on August 16, 2006 as a blank check company to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business (“Business Combination”).

All activity from August 16, 2006 (inception) through July 5, 2007 relates to the Company’s formation and the public offering described below. Since July 6, 2007, the Company has been searching for a target business to acquire. The Company has selected June 30 as its fiscal year end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective June 29, 2007 (“Effective Date”). The Company consummated the Offering on July 5, 2007 and received net proceeds of $61,382,164 and $1,820,000 from the sale of insider warrants on a private placement basis (see Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully affect a Business Combination. An amount of $63,154,286 (or approximately $7.85 per share) of the net proceeds of this offering and the sale of the sponsor warrants (see Note 3) is being held in a trust account (“Trust Account”) and is invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination or (ii) liquidation of the Company. As of September 30, 2007, the balance in the Trust Account was $63,383,170, which includes $228,884 of funds to be transferred to the operating account. The $228,884 has been classified on the September 30, 2007 unaudited balance sheet as cash held in trust fund, available for working capital. Since the inception of the Trust Account through September 30, 2007, $760,884 has been earned in cumulative interest and dividends, of which $532,000 has been transferred out of the Trust Account to the operating account of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

The Company’s officers have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Except with respect to interest income that may be released to the Company of (i) up to $1,680,000 to fund expenses related to investigating and selecting a target business and our other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations, the proceeds held in trust will not be released from the trust account until the earlier of the completion of a Business Combination or our liquidation.

Alyst Acquisition Corp.
(a development stage company)
Notes to the Unaudited Condensed Financial Statements
for Three Months Ended September 30, 2007

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,750,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting restrictions will no longer apply.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert their shares into cash from the Trust Fund. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 30% (less one share) of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (30% (less one share) of the amount held in the Trust Account) amounting to $18,939,970 has been classified as common stock subject to possible conversion in the accompanying September 30, 2007 unaudited condensed balance sheet.

The Company’s Certificate of Incorporation provides that the Company will continue in existence only until June 29, 2009, 24 months from the Effective Date of the registration statement relating to the offering. If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of liquidating and winding up its affairs. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per Unit in the Offering.

Earnings Per Share

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) were computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 2,412,516 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the 9,864,400 outstanding Warrants issued in connection with the Public Offering and the Private Placement described in Note 3 have not been considered in the diluted earnings per share calculation since the Warrants are contingent upon the occurrence of future events, and therefore, are not includable in the calculation of diluted earnings per share in accordance with SFAS 128.

Alyst Acquisition Corp.
(a development stage company)
Notes to the Unaudited Condensed Financial Statements
for Three Months Ended September 30, 2007

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Management did not record the impact of deferred income taxes as they are deemed immaterial.

3.	Initial Public Offering
On July 5, 2007 the Company sold 8,044,400 Units, including 1,044,400 units from the exercise of the underwriters’ over-allotment option, at a Offering price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or June 29, 2008 and expiring June 28, 2011. The Company may redeem the Warrants, with prior consent of Ferris, Baker Watts Incorporated and Jesup & Lamont Securities Corporation, the representatives (“Representatives”) of the underwriters of the Offering, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to settle the warrant exercise, whether by net cash settlement or otherwise. Consequently, the Warrants may expire unexercised and unredeemed and an investor in the Offering may effectively pay the full Unit price solely for the shares of common stock included in the units (since the Warrants may expire worthless).

The Company has paid the underwriters in the Offering an underwriting discount of 7.0% of the gross proceeds of the Offering and an unaccountable expense allowance equal to 1.0% of the gross proceeds of the Offering which are not associated with the over-allotment. However, the underwriters have agreed that approximately 3.27 percentage points of the underwriting discount and the 1% non-accountable expense allowance will not be payable unless and until the Company completes a Business Combination, and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination.

The Company also issued a unit purchase option, for $100, to the Representatives, on the Effective Date to purchase 300,000 Units at an exercise price of $10.00 per Unit. The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of this unit purchase option was approximately $1,026,000 ($3.42 per Unit underlying the unit purchase option) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the Representatives is estimated as of the date of grant using the following assumptions: (1) expected volatility of 45%, (2) risk-free rate of 4.65% and (3) expected life of 5 years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the Units underlying the unit purchase option (the difference between the market price of the Units and the exercise price of the unit purchase option) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

Alyst Acquisition Corp.
(a development stage company)
Notes to the Unaudited Condensed Financial Statements
for Three Months Ended September 30, 2007

On July 5, 2007, pursuant to Subscription Agreements, dated as of October 12, 2006 certain of the Initial Stockholders have purchased from the Company, in the aggregate, 1,820,000 warrants for $1,820,000 (the “Insiders’ Warrants”). All of the proceeds the Company received from these purchases were placed in the Trust Account. The Insiders’ Warrants are identical to the Warrants underlying the Units in the Offering except that if the Company calls the Warrants for redemption, the Insiders’ Warrants may be exercised on a “cashless basis”. The purchasers of the Insiders’ Warrants have agreed that the Insiders’ Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

The Initial Stockholders and holders of the Insiders’ Warrants (or underlying securities) are entitled to registration rights with respect to their founding shares or Insiders’ Warrants (or underlying securities), as the case may be, pursuant to an agreement dated June 29, 2007. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing nine months after the consummation of a Business Combination. The holders of the Insiders’ Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Insiders’ Warrants (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

4.	Notes Payable, Stockholders
As of September 1, 2006, the Company issued a total of $150,000 of unsecured promissory notes to four Initial Stockholders, who are also officers and directors of the Company. The notes were non-interest bearing and became payable upon the consummation of the Offering. These notes were fully repaid on July 9, 2007.

5.	Commitments and Contingencies
There is no material litigation pending against the Company or any members of our management team in their capacity as such.

The Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

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

7.	Common Stock	At September 30, 2007, there were 10,464,400 shares of common stock reserved for issuance upon exercise of Warrants and the Insiders’ Warrants.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Unaudited Interim Condensed Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-QSB including, without limitation, statements under “Management’s Discussion and Analysis or Plan of Operation” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-QSB, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We were formed on August 16, 2007, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Our efforts to identify a prospective target business will not be limited to a particular industry although we intend to focus our efforts on acquiring an operating business in the telecommunications industry, broadly defined. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

For the three months ended September 30, 2007, we had a net income of $460,199 consisting of $761,888 of net interest income offset by $40,814 of general, selling and administrative expenses and provision for income taxes of $260,875.

For the period from August 15, 2006 (inception) through September 30, 2007 we had net income of $456,283 consisting of $763,424 of net interest income offset by $46,266 of general, selling and administrative expenses and provision for income taxes of $260,875.

Financial Condition and Liquidity

On July 5, 2007, we consummated our initial public offering of 8,044,400 units, including 1,044,400 units subject to the underwriters’ over-allotment option. Gross proceeds from our initial public offering were $64,355,200. We paid a total of $2,393,614 in underwriting discounts and commissions and $579,421 for other costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering, including $1,820,000 from the sale of the sponsor warrants, were $63,202,165. From the net proceeds, $63,154,286 was placed a trust account (“Trust Account”). We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. Proceeds held in the Trust Account and any other net proceeds not expended to consummate a business combination will be used to finance the operations of the target business.

We believe we will have sufficient funds available to us from interest earned on assets of the Trust Account to operate through the later of June 29, 2009 and the date upon which we consummate a business combination. Up to $1,680,000 of interest earned on the assets of the Trust Account are available to us for the payment of expenses associated with the due diligence and investigation of a target business or businesses, structuring, negotiating and documenting an initial business combination, legal, and accounting fess relating to our SEC reporting obligations and general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds following the offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination. We would only consummate such a financing simultaneously with the consummation of a business combination. As needed, additional funds are also available to us from the interest earned on the assets of the Trust Account to pay all tax obligations of the Company.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our president and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our president and treasurer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

OTHER INFORMATION

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 5, 2007, we closed our initial public offering of 8,044,400 units, including 1,044,400 units subject to the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units from the initial public offering (including the over-allotment option) are sold at an offering price of $8.00 per unit, generating total gross proceeds of $64,355,200. Ferris, Baker Watts Incorporated acted as the sole book running manager and Jesup & Lamont Securities Corporation and Maxim Group LLC acted as co-managers of the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-138699). The Securities and Exchange Commission declared the registration statement effective on June 29, 2007.

We paid a total of $2,393,614 in underwriting discounts and commissions and $579,421 for other costs and expenses related to the offering.

We also consummated the simultaneous private sale of 1,820,00 warrants at a price of $1.00 per warrant, generating total proceeds of $1,820,000. The warrants were purchased by Robert A. Schriesheim, William Weksel, Michael E. Weksel, Robert H. Davies, Paul Levy and other private investors . The warrants are identical to the warrants included in the units sold in the initial public offering except that if we call the warrants for redemption, these sponsor warrants will be redeemable on a cashless basis so long as they are held by the purchasers or their affiliates. The purchasers of the sponsor warrants have agreed that the warrants will not be transferred, assigned or sold by them until after we have completed a business combination.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering, including $1,820,000 from the sale of the sponsor warrants, were $63,202,165, and an amount of $63,154,286 was deposited into the trust account.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 6: EXHIBITS

(a)	Exhibits:

31.1 - Section 302 Certification by CEO
31.2 - Section 302 Certification by CFO
32.1 - Section 906 Certification by CEO
32.1 - Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALYST ACQUISITION CORP.

Dated: November 8, 2007	/s/ William Weksel
Dr. William Weksel Chief Executive Officer

/s/ Michael Weksel
Michael Weksel
Chief Operating Officer and Chief Financial Officer