Form 10QSB
period 2007-12-31
Alyst Acquisition Corp.
filed 2008-02-04
CIK 1378451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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
Yes ☒ No ☐

As of February 1, 2008, 9,794,400 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

Page

Part I: Financial Information:

Item 1 -Financial Statements (Unaudited):	2

Financial Statements

Condensed Balance Sheet as of December 31, 2007 (unaudited)	3

Condensed Statements of Operations (unaudited) for the Three and Six Months Ended December 31, 2007 and for the Period from August 16, 2006 (inception) through December 31, 2007 (unaudited)	4

Condensed Statements of Changes in Stockholders' Equity (unaudited) for the Period from August 16, 2006 (inception) through December 31, 2007	5

Condensed Statements of Cash Flows (unaudited) for the Period from August 16, 2006 (inception) through December 31, 2007 (unaudited)	6

Notes to the Unaudited Condensed Financial Statements	7-12

Item 2 - Management’s Discussion and Analysis or Plan of Operation	13

Item 3 - Controls and Procedures	14

Part II. Other Information	15

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6 - Exhibits	16

Signatures	17

ALYST ACQUISITION CORP.
(a development stage company)

CONDENSED BALANCE SHEET

ASSETS

December 31, 2007
(unaudited)
Current Assets:	$ 0
Cash	$171,933
Cash held in trust fund	63,154,286
Cash held in trust fund, available for working capital	487,859
Prepaid expenses	59,617

Total current assets	$63,873,695

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued expenses	$17,704
Total current liabilities	17,704

Common stock subject to possible conversion, 2,412,516 shares at conversion value	18,939,970

Commitments and contingencies

Stockholders' equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; None issued and outstanding	---
Common stock, $.0001 par value, authorized 30,000,000 shares; Issued and outstanding 9,794,400 shares (less 2,412,516 subject to possible conversion)	738
Additional paid-in capital	44,286,556
Earnings accumulated during the development stage	628,727
Total stockholders' equity	44,916,021
Total liabilities and stockholders' equity	$63,873,695

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALYST ACQUISITION CORP.
(a development stage company)

CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31, 2007	Six Months Ended December 31, 2007	For the Period From August 16, 2006 (inception) Through December 31, 2007

Operating Expenses
General, selling and administrative expenses	$(41,599)	$(82,413)	$(87,865)

Total operating expenses	(41,599)	(82,413)	(87,865)

Interest income, net	744,043	1,505,931	1,507,467

Income before provision for income taxes	702,444	1,423,518	1,419,602

Provision for income taxes	530,000	790,875	790,875

Net income	$172,444	$632,643	$628,727

Weighted average number of common shares outstanding - Basic and diluted	7,381,884	7,259,452	3,765,386

Basic and diluted net income per share	$0.02	$0.09	$0.17

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALYST ACQUISITION CORP.
(a development stage company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) for the Period From August 16, 2006 (inception) Through December 31, 2007

	Common Stock			Additional Paid-in	(Deficit) Earnings Accumulated During the Development	Total Stockholders'
	Shares	Amount		Capital	Stage	Equity

Balance at August 16, 2006	---	$	---	$ ---	$ ---	$ ---

Common shares issued at inception at $0.014 per share	1,750,000		175	24,825	---	25,000

Net Loss from August 16, 2006 (inception) to June 30, 2007	---		---	---	(3,916)	(3,916)

Balance at June 30, 2007	1,750,000		$175	$24,825	$(3,916)	$21,084

Sale of 8,044,400 units, net of underwriters’ discount and offering expenses of $2,973,035 (includes 2,412,516 shares subject to possible conversion)	8,044,400		804	61,381,360	---	61,382,164

Proceeds subject to possible conversion of 2,412,516 shares	---		(241)	(18,939,729)	---	(18,939,970)

Proceeds from issuance of sponsors’ warrants	---		---	1,820,000	---	1,820,000

Proceeds from issuance of underwriters’ purchase option	---		---	100	---	100

Net income for six months ended December 31, 2007	---		---	---	632,643	632,643

Balance, December 31, 2007	9,794,400		$738	$44,286,556	$628,727	$44,916,021

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALYST ACQUISITION CORP.
(a development stage company)

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31, 2007	For the Period August 16, 2006 (inception) Through December 31, 2007

Cash flows from operating activities
Net income	$632,643	$628,727
Adjustment to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Prepaid expenses	(59,617)	(59,617)
Accrued expenses	15,704	17,704
Net cash provided by operating activities	588,730	586,814

Cash flows from investing activities
Cash held in trust fund	(63,154,286)	(63,154,286)
Cash held in trust fund, available for working capital	(487,859)	(487,859)
Net cash used in investing activities	(63,642,145)	(63,642,145)

Cash flows from financing activities
Proceeds from issuance of common stock to initial stockholders	---	25,000
Proceeds from notes payable to stockholders	---	150,000
Gross proceeds from initial public offering	64,355,200	64,355,200
Proceeds from issuance of sponsors' warrants	1,820,000	1,820,000
Proceeds from issuance of underwriters' purchase option	100	100
Payment of notes payable to stockholders	(150,000)	(150,000)
Payment of offering costs	(2,865,439)	(2,973,035)
Net cash provided by financing activities	63,159,861	63,227,265

Net increase in cash	106,446	171,933
Cash at beginning of the period	65,487	---
Cash at end of the period	$171,933	$171,933

Supplemental disclosure:
Cash paid during the period for:
Interest	$0	$951
Taxes	$790,000	$792,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alyst Acquisition Corp.
(a development stage company)
Notes to the Unaudited Condensed Financial Statements

1.	Interim Financial Information
Alyst Acquisition Corp.’s (the “Company”) unaudited condensed interim financial statements as of December 31, 2007 and for three months and six months ended December 31, 2007 and the period from August 16, 2006 (inception) through December 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 159. The Company is currently evaluating the expected effect of SFAS 159 on its financial statements and is currently not yet in a position to determine such effects.

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

The registration statement for the Company’s initial public offering (“Offering”) was declared effective June 29, 2007 (“Effective Date”). The Company consummated the Offering on July 5, 2007 and received net proceeds of $61,382,164 and $1,820,000 from the sale of insider warrants on a private placement basis (see Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully affect a Business Combination. An amount of $63,154,286 (or approximately $7.85 per share) of the net proceeds of this offering and the sale of the sponsor warrants (see Note 3) is being held in a trust account (“Trust Account”) and is invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination or (ii) liquidation of the Company. As of December 31, 2007, the balance in the Trust Account was $63,642,145, which includes $487,859 of funds to be transferred to the operating account. The $487,859 has been classified on the December 31, 2007 unaudited balance sheet as cash held in trust fund, available for working capital. Since the inception of the Trust Account through December 31, 2007, $1,499,859 has been earned in cumulative interest and dividends, of which $1,012,000 has been transferred out of the Trust Account to the operating account of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

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

Alyst Acquisition Corp.
(a development stage company)
Notes to the Unaudited Condensed Financial Statements

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert their shares into cash from the Trust Fund. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 30% (less one share) of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (30% (less one share) of the amount held in the Trust Account) amounting to $18,939,970 has been classified as common stock subject to possible conversion in the accompanying December 31, 2007 unaudited condensed balance sheet.

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

Income Taxes

On July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

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

The Company entered into an agreement with the underwriters of the Offering (the “Underwriting Agreement”). Under the terms of the Underwriting Agreement, the Company paid an underwriting discount of 3.723% ($2,395,914) of the gross proceeds in connection with the consummation of the Offering and has placed 3.277% ($2,108,950) of the gross proceeds in the Trust Account which will be paid to the underwriters only upon consummation of a Business Combination. Additionally, the Company has placed $560,000 in the Trust Account which will be paid to the underwriters for expense reimbursement associated with the initial public offering only upon consummation of a Business Combination. The Company did not pay any discount related to the warrants sold in the private placement. The Underwriters have waived their rights to receive payments from the Trust Account of $2,108,950 of underwriting discounts and $560,000 of expense reimbursements, which are due under the Underwriting Agreement if the Company is unable to consummate a Business Combination prior to June 29, 2009.

Alyst Acquisition Corp.
(a development stage company)
Notes to the Unaudited Condensed Financial Statements

The Company also issued a unit purchase option, for $100, to the Representatives, on the Effective Date to purchase 300,000 Units at an exercise price of $10.00 per Unit. The Units issuable upon exercise of the unit purchase option are identical to those sold by the Company during the Offering, except that the exercise price of the underlying warrants will be $7.50 per share. The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of this unit purchase option was approximately $930,000 ($3.10 per Unit underlying the unit purchase option) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the Representatives is estimated as of the date of grant using the following assumptions: (1) expected volatility of 45%, (2) risk-free rate of 4.65% and (3) expected life of 5 years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the Units underlying the unit purchase option (the difference between the market price of the Units and the exercise price of the unit purchase option) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

On July 5, 2007, pursuant to Subscription Agreements, dated as of October 12, 2006 certain of the Initial Stockholders have purchased from the Company, in the aggregate, 1,820,000 warrants for $1,820,000 (the “Insiders’ Warrants”). All of the proceeds the Company received from these purchases were placed in the Trust Account. The Insiders’ Warrants are identical to the Warrants underlying the Units in the Offering except that if the Company calls the Warrants for redemption, the Insiders’ Warrants may be exercised on a “cashless basis”. The purchasers of the Insiders’ Warrants have agreed that the Insiders’ Warrants will not be sold or transferred by them until 90 days after the date the Company has completed a Business Combination.

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

7.	Common Stock	At December 31, 2007, there were 10,464,400 shares of common stock reserved for issuance upon exercise of Warrants and the Insiders’ Warrants.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

For the three months ended December 31, 2007, we had a net income of $172,444 consisting of $744,043 of net interest income offset by $41,599 of general, selling and administrative expenses and provision for income taxes of $530,000.

For the six months ended December 31, 2007, we had a net income of $632,643 consisting of $1,505,931 of net interest income offset by $82,413 of general, selling and administrative expenses and provision for income taxes of $790,875.

For the period from August 16, 2006 (inception) through December 31, 2007 we had net income of $628,727 consisting of $1,507,467 of net interest income offset by $87,865 of general, selling and administrative expenses and provision for income taxes of $790,875.

Financial Condition and Liquidity

On July 5, 2007, we consummated our initial public offering of 8,044,400 units, including 1,044,400 units subject to the underwriters’ over-allotment option. Gross proceeds from our initial public offering were $64,355,200. The Company entered into an agreement with the underwriters of the Offering (the “Underwriting Agreement”). Under the terms of the Underwriting Agreement, the Company paid an underwriting discount of 3.723% of the gross proceeds ($2,395,914) in connection with the consummation of the Offering and has placed 3.277% of the gross proceeds ($2,108,950) in the Trust Account which will be paid to the underwriters only upon consummation of a Business Combination. Additionally, the Company has placed $560,000 in the Trust Account which will be paid to the underwriters for expense reimbursement associated with the initial public offering only upon consummation of a Business Combination. The Company did not pay any discount related to the warrants sold in the private placement. The Underwriters have waived their rights to receive payments from the Trust Account which are due under the Underwriting Agreement if the Company is unable to consummate a Business Combination prior to June 29, 2009. We also paid $579,421 for other costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering, including $1,820,000 from the sale of the sponsor warrants, were $63,202,165. From the net proceeds, $63,154,286 was placed a trust account (“Trust Account”). We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. Proceeds held in the Trust Account and any other net proceeds not expended to consummate a business combination will be used to finance the operations of the target business.

The Company had working capital of $701,705, net of the $63,154,286 originally placed in the Trust Account. From the date of the consummation of our initial public offering, until such time as the Company effectuates a business combination, the Company may draw for use as working capital up to $1,680,000 of the interest earned in the Trust Account. The Company has drawn from the Trust Account $221,125 for working capital and may draw up to an additional $1,458,875 for working capital.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company entered into an agreement with the underwriters of the Offering (the “Underwriting Agreement”). Under the terms of the Underwriting Agreement, the Company paid an underwriting discount of 3.723% of the gross proceeds ($2,395,914) in connection with the consummation of the Offering and has placed 3.277% of the gross proceeds ($2,108,950) in the Trust Account which will be paid to the underwriters only upon consummation of a Business Combination. Additionally, the Company has placed $560,000 in the Trust Account which will be paid to the underwriters for expense reimbursement associated with the initial public offering only upon consummation of a Business Combination. The Company did not pay any discount related to the warrants sold in the private placement. The Underwriters have waived their rights to receive payments from the Trust Account which are due under the Underwriting Agreement if the Company is unable to consummate a Business Combination prior to June 29, 2009. We also paid $579,421 for other costs and expenses related to the offering.

We also consummated the simultaneous private sale of 1,820,00 warrants at a price of $1.00 per warrant, generating total proceeds of $1,820,000. The warrants were purchased by Robert A. Schriesheim, William Weksel, Michael E. Weksel, Robert H. Davies, Paul Levy and other private investors . The warrants are identical to the warrants included in the units sold in the initial public offering except that if we call the warrants for redemption, these sponsor warrants will be redeemable on a cashless basis so long as they are held by the original purchasers or their affiliates. The purchasers of the sponsor warrants have agreed that the warrants will not be transferred, assigned or sold by them until 90 days after the date we have completed a business combination.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering, including $1,820,000 from the sale of the sponsor warrants, were $63,202,165, and an amount of $63,154,286 was deposited into the trust account.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

ITEM 6:	EXHIBITS

(a)	Exhibits:

31.1 - Section 302 Certification by CEO 31.2 - Section 302 Certification by CFO 32.1 - Section 906 Certification by CEO 32.1 - Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALYST ACQUISITION CORP.

Dated: February 1, 2008	By:	/s/ William Weksel
Dr. William Weksel Chief Executive Officer

By:	/s/ Michael Weksel
Michael Weksel Chief Operating Officer and Chief Financial Officer