Form 10QSB
period 2008-03-31
Alyst Acquisition Corp.
filed 2008-05-15
CIK 1378451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

As of May 12, 2008, 9,794,400 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Page
Part I: Financial Information:

Item 1 -Financial Statements (Unaudited):

Financial Statements

Condensed Balance Sheet as of March 31, 2008 (unaudited)	3

Condensed Statements of Income (unaudited) for the three months ended March 31, 2008 and 2007, for the nine months ended March 31, 2008, and for the periods from August 16, 2006 (inception) through March 31, 2007 and through March 31, 2008	4

Condensed Statements of Changes in Stockholders' Equity (unaudited) for the period from August 16, 2006 (inception) through March 31, 2008	5

Condensed Statements of Cash Flows (unaudited) for the nine months ended March 31, 2008 and for the periods from August 16, 2006 (inception) through March 31, 2007 and through March 31, 2008	6

Notes to the Unaudited Condensed Financial Statements	7-16

Item 2 - Management’s Discussion and Analysis or Plan of Operation	17

Item 3 - Controls and Procedures	19-20

Part II. Other Information	21

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	21-22

Item 6 - Exhibits	23

Signatures	24

ALYST ACQUISITION CORP.
(a development stage company)

CONDENSED BALANCE SHEET

ASSETS

March 31, 2008
(unaudited)
Current Assets:
Cash	$688,180
Cash held in trust account, interest available for working capital and taxes	130,979
Prepaid expenses	44,670
Prepaid income taxes	290,926
Deferred target acquisition costs	51,965
Total current assets	1,206,720

Cash held in trust account, restricted	63,154,286
Total assets	$64,361,006

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued expenses	$117,458
Income taxes payable	12,347
Total current liabilities	129,805

Common stock subject to possible conversion,
2,413,319 shares at conversion value	18,946,278

Commitments and contingencies

Stockholders' equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; None issued and outstanding	---
Common stock, $.0001 par value, authorized 30,000,000 shares;
issued and outstanding 9,794,400 shares (less 2,413,319 subject to
possible conversion)	738
Additional paid-in capital	44,280,248
Earnings accumulated during the development stage	1,003,937
Total stockholders' equity	45,284,923
Total liabilities and stockholders' equity	$64,361,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALYST ACQUISITION CORP.
(a development stage company)

CONDENSED STATEMENT OF INCOME (UNAUDITED)
	For the three months ended March 31, 2008		For the three months ended March 31, 2007		For the nine months ended March 31, 2008		For the period from August 16, 2006 (inception) through March 31, 2007		For the period from August 16, 2006 (inception) through March 31, 2008

Revenue	$	---	$	---	$	---	$	---	$	---
General and administrative expenses		139,154		1,307		221,567		2,602		227,019

Loss from operations		(139,154)		(1,307)		(221,567)		(2,602)		(227,019)

Interest income, net		555,785		495		2,061,716		1,062		2,063,252

Income (loss) before provision for income taxes		416,631		(812)		1,840,149		(1,540)		1,836,233

Provision for income taxes		41,421		0		832,296		0		832,296

Net income (loss)		$375,210		$(812)		$1,007,853		$(1,540)		$1,003,937

Weighted average number of common shares
outstanding excluding shares subject to
possible conversion - basic and diluted		7,381,884		1,750,000		7,299,966		1,750,000

Basic and diluted net income (loss) per share		$0.05		$(0.00)		$0.14		$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALYST ACQUISITION CORP.
(a development stage company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
for the Period From August 16, 2006 (inception) Through March 31, 2008

	Common stock
	Shares	Amount		Additional paid-in capital		Earnings (deficit) accumulated during the development stage		Total stockholders’ equity

Balance at August 16, 2006 (inception)	---	$	---	$	---	$	---	$	---

Common shares issued at inception at $0.014 per share	1,750,000		175		24,825		---		25,000

Net Loss from August 16, 2006 (inception) through June 30, 2007	---		---		---		(3,916)		(3,916)

Balance at June 30, 2007	1,750,000		175		24,825		(3,916)		21,084

Sale of 8,044,400 units, net of underwriters’ discount and offering expenses of $2,973,035(includes 2,413,319 shares subject to possible conversion)	8,044,400		804		61,381,360		---		61,382,164

Proceeds subject to possible conversion of 2,413,319 shares	---		(241)		(18,946,037)		---		(18,946,278)

Proceeds from issuance of sponsors’ warrants	---		---		1,820,000		---		1,820,000

Proceeds from issuance of underwriters’ purchase option	---		---		100		---		100

Net income for nine months ended March 31, 2008	---		---		---		1,007,853		1,007,853

Balance at March 31, 2008 (unaudited)	9,794,400		$738		$44,280,248		$1,003,937		$45,284,923

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALYST ACQUISITION CORP.
(a development stage company)

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the nine months ended March 31, 2008	For the period from August 16, 2006 (inception) through March 31, 2007		For the period from August 16, 2006 (inception) through March 31, 2008

Cash flows from operating activities
Net income (loss)	$1,007,853		$(1,540)	$1,003,937
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Cash held in trust account, interest available for working capital and taxes	(130,979)		---	(130,979)
Prepaid expenses	(44,670)		---	(44,670)
Prepaid taxes	(290,926)		---	(290,926)
Accrued expenses	115,458		---	117,458
Income taxes payable	12,347		---	12,347
Net cash provided by (used in) operating activities	669,083		(1,540)	667,167

Cash flows from investing activities
Cash held in trust account, restricted	(63,154,286)		---	(63,154,286)
Deferred target acquisition costs	(51,965)		---	(51,965)
Net cash used in investing activities	(63,206,251)		---	(63,206,251)
Cash flows from financing activities
Proceeds from issuance of common stock to initial stockholders	---		25,000	25,000
Proceeds from notes payable to stockholders	---		150,000	150,000
Gross proceeds from initial public offering	64,355,200		---	64,355,200
Proceeds from issuance of sponsors' warrants	1,820,000		---	1,820,000
Proceeds from issuance of underwriters' purchase option	100		---	100
Payment of notes payable to stockholders	(150,000)		---	(150,000)
Payment of offering costs	(2,865,439)		(106,345)	(2,973,036)
Net cash provided by financing activities	63,159,861		68,655	63,227,264

Net increase in cash	622,693		67,115	688,180
Cash at beginning of the period	65,487		---	---
Cash at end of the period	$688,180		$67,115	$688,180

Supplemental disclosure:
Cash paid during the period for:
Interest	$951	$	---	$951
Taxes	$1,110,875		$604	$1,112,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alyst Acquisition Corp.
(a development stage company)
Notes to the Unaudited Condensed Financial Statements

1.	Interim Financial Information
Alyst Acquisition Corp.’s (the “Company”) unaudited condensed interim financial statements as of March 31, 2008 and for three months and nine months ended March 31, 2008, and the periods from August 16, 2006 (inception) through March 31, 2007 and March 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2007 filed on September 25, 2007. The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the June 30, 2007 audited financial statements except for the adoption of FIN 48, which is discussed below.

2.	Organization, Business Operations and Significant Accounting Policies
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

Alyst Acquisition Corp.
(a development stage company)
Notes to the Unaudited Condensed Financial Statements

An amount of $63,154,286 (or approximately $7.85 per share) of the net proceeds of the Offering and the sale of the insider warrants (see Note 4) is being held in a trust account (“Trust Account”). The proceeds held in the Trust Account may be invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of the Company's initial Business Combination or (ii) liquidation of the Company. As of March 31, 2008, the balance in the Trust Account was $63,285,265, which includes $130,979 of funds which may be transferred to the operating account for working capital purposes. The $130,979 has been classified on the March 31, 2008 unaudited balance sheet as cash held in trust account, interest and dividends available for working capital and taxes. Since the inception of the Trust Account through March 31, 2008, $2,049,979 has been earned in cumulative interest, of which $1,919,000 has been transferred out of the Trust Account to the operating account of the Company. During the three months ended March 31, 2008 all of the funds in the Trust Account were invested in Western Asset Institutional Government Money Market Fund Class A. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

The Company’s officers have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Except with respect to interest income that may be released to the Company of (i) up to $1,680,000 to fund expenses related to investigating and selecting a target business and other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations, the proceeds held in trust will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation.

Alyst Acquisition Corp.
(a development stage company)
Notes to the Unaudited Condensed Financial Statements

The Company, after signing a definitive agreement for a Business Combination, will submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,750,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting restrictions will no longer apply.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert their shares into cash from the Trust Account. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 30% (less one share) of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (30% (less one share) of the amount held in the Trust Account) amounting to $18,946,278 has been classified as common stock subject to possible conversion in the accompanying March 31, 2008 unaudited condensed balance sheet.

The Company’s Certificate of Incorporation provides that the Company will continue in existence only until June 29, 2009. If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of liquidating and winding up its affairs. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering.

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

Alyst Acquisition Corp.
(a development stage company)
Notes to the Unaudited Condensed Financial Statements

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s results of operations or financial condition.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company does not expect that the adoption will have a material impact on its financial position and results of operations.

Alyst Acquisition Corp.
(a development stage company)
Notes to the Unaudited Condensed Financial Statements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) ‘‘Business Combinations’’ (‘‘SFAS 141R’’). SFAS 141R changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160 ‘‘Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51(‘‘SFAS 160’’). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (‘‘SAB 110’’). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the ‘‘simplified’’ method in developing an estimate of the expected term of ‘‘plain vanilla’’ share options and allows usage of that method for option grants prior to December 31, 2007. SAB 110 allows public companies which do not have sufficient historical experience to provide a reasonable estimate to continue the use of this method for estimating the expected term of ‘‘plain vanilla’’ share option grants after December 31, 2007. The adoption of this pronouncement by the Company in fiscal 2008 is not expected to have a significant effect on its financial statements.

Alyst Acquisition Corp.
(a development stage company)
Notes to the Unaudited Condensed Financial Statements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed interim financial statements.

Cash Held in Trust Account:

The Company considers the restricted portion of the funds held in the Trust Account as being a non-current asset. A current asset is one that is reasonably expected to be used to pay current liabilities, such as accounts payable or short-term debt or to pay current operating expenses, or will be used to acquire other current assets. Since the acquisition of a business is principally considered to be for a long-term purpose, with long-term assets such as property and intangibles typically being a major part of the acquired assets, the Company has reported the funds anticipated to be used in the acquisition as a non-current asset.

Earnings Per Share

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) were computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 2,413,319 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the 9,864,400 outstanding Warrants issued in connection with the Public Offering and the Private Placement described in Note 3 have not been considered in the diluted earnings per share calculation since the Warrants are contingent upon the occurrence of future events, and therefore, are not includable in the calculation of diluted earnings per share in accordance with SFAS 128.

3.	Income Taxes
On July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Alyst Acquisition Corp.
(a development stage company)
Notes to the Unaudited Condensed Financial Statements

The Company has identified its federal tax, NY State and New York City returns as “major” tax jurisdictions. Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on August 16, 2006, the evaluation was performed for the 2007 and 2008 tax years which are the only periods subject to examination.

The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from August 16, 2006 (inception) through March 31, 2008. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

The provision for income tax consists of the following:

	For the three months ended March 31, 2008	For the three months ended March 31, 2007	For the nine months ended March 31, 2008	For the period from August 16, 2006 (inception) through March 31, 2007	For the period from August 16, 2006 (inception) through March 31, 2008
Current:
Federal	$1,170	$—	$521,171	$—	$521,171
State and local	40,251	—	311,125	—	311,125
Deferred:
Federal	—	—	—	—	—
State and local	—	—	—	—	—

Total provision for income taxes	$41,421	$—	$832,296	$—	$832,296

Alyst Acquisition Corp.
(a development stage company)
Notes to the Unaudited Condensed Financial Statements

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. There are no deferred tax assets or liabilities as of March 31, 2008.

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory federal income tax rate to income from continuing operations before provision for income taxes is as follows:

	For the three months ended March 31, 2008	For the three months ended March 31, 2007	For the nine months ended March 31, 2008	For the period from August 16, 2007 (inception) through March 31, 2007	For the period from August 16, 2007 (inception) through March 31, 2008
Tax provision (benefit) at statutory rate	34%	(34)%	34%	(34)%	34%
State and local taxes (net of federal tax benefit)	11	--	11	--	11
Effect of reduction due to recovery of previously recorded taxes	(35)	--	--	--	--
Losses not providing benefits	--	34	--	34	--
Effective tax rate	10%	0%	45%	0%	45%

Alyst Acquisition Corp.
(a development stage company)
Notes to the Unaudited Condensed Financial Statements

4.	Initial Public Offering
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

The Company entered into an agreement with the underwriters of the Offering (the “Underwriting Agreement”). Under the terms of the Underwriting Agreement, the Company paid an underwriting discount of 3.723% ($2,395,914) of the gross proceeds in connection with the consummation of the Offering and has placed 3.277% ($2,108,950) of the gross proceeds in the Trust Account which will be paid to the underwriters only upon consummation of a Business Combination. Additionally, the Company has placed $560,000 in the Trust Account representing the non-accountable expense allowance due from the Offering which will be paid to the underwriters only upon consummation of a Business Combination. The Company did not pay any discount related to the warrants sold in the private placement. The Underwriters have waived their rights to receive payments from the Trust Account of $2,108,950 of underwriting discounts and $560,000 of expense reimbursements, which are due under the Underwriting Agreement if the Company is unable to consummate a Business Combination prior to June 29, 2009.

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

On July 5, 2007, pursuant to Subscription Agreements, dated as of October 12, 2006, certain of the Initial Stockholders purchased from the Company, in the aggregate, 1,820,000 warrants for $1,820,000 (the “Insiders’ Warrants”). All of the proceeds the Company received from these purchases were placed in the Trust Account. The Insiders’ Warrants are identical to the Warrants underlying the Units sold in the Offering except that if the Company calls the Warrants for redemption, the Insiders’ Warrants may be exercised on a “cashless basis”. The purchasers of the Insiders’ Warrants have agreed that the Insiders’ Warrants will not be sold or transferred by them until 90 days after the date the Company has completed a Business Combination.

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

Alyst Acquisition Corp.
(a development stage company)
Notes to the Unaudited Condensed Financial Statements

5.	Notes Payable, Stockholders
As of September 1, 2006, the Company issued a total of $150,000 of unsecured promissory notes to four Initial Stockholders, who are also officers and directors of the Company. The notes were non-interest bearing and became payable upon the consummation of the Offering. These notes were fully repaid on July 9, 2007.

6.	Commitments and Contingencies
There is no material litigation pending against the Company or any members of the management team in their capacity as such.

The Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

7.	Preferred Stock
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

8.	Common Stock	At March 31, 2008, there were 10,464,400 shares of common stock reserved for issuance upon exercise of Warrants and the Insiders’ Warrants.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Unaudited Interim Condensed Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-QSB including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-QSB, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements.

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

Results of Operations

For the three months ended March 31, 2008 and 2007, we had a net income (loss) of $375,210 and ($812), respectively, consisting of $555,785 and $495 of net interest income offset by $139,154 and $1,307 of general and administrative expenses and provision for income taxes of $41,421 and $0, respectively.

For the nine months ended March 31, 2008 and for the period from August 16, 2006 (inception) through March 31, 2007, we had a net income (loss) of $1,007,853 and ($1,540), respectively, consisting of $2,061,716 and $458 of net interest income offset by $221,567 and 2,602 of general and administrative expenses and provision for income taxes of $832,296 and $0, respectively.

Financial Condition and Liquidity

On July 5, 2007, we consummated our initial public offering of 8,044,400 units, including 1,044,400 units subject to the underwriters’ over-allotment option. Gross proceeds from our initial public offering were $64,355,200. The Company entered into the Underwriting Agreement. Under the terms of the Underwriting Agreement, the Company paid an underwriting discount of 3.723% of the gross proceeds ($2,395,914) in connection with the consummation of the Offering and has placed 3.277% of the gross proceeds ($2,108,950) in the Trust Account which will be paid to the underwriters only upon consummation of a Business Combination. Additionally, the Company has placed $560,000 in the Trust Account which will be paid to the underwriters for expense reimbursement associated with the initial public offering only upon consummation of a Business Combination.

The Company did not pay any discount related to the warrants sold in the private placement. The Underwriters have waived their rights to receive payments from the Trust Account which are due under the Underwriting Agreement if the Company is unable to consummate a Business Combination prior to June 29, 2009. We also paid $579,421 for other costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering, including $1,820,000 from the sale of the sponsor warrants, were $63,202,165. From the net proceeds, $63,154,286 was placed in the Trust Account. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. Proceeds held in the Trust Account and any other net proceeds not expended to consummate a business combination will be used to finance the operations of the target business.

The Company had working capital of $1,076,915. From the date of the consummation of our initial public offering, until such time as the Company effectuates a Business Combination, the Company may draw from the interest and dividends earned on the Trust Account (1) up to $1,680,000 for use as working capital, and (2) all funds necessary for the Company to meet its tax obligations. Since our initial public offering, the Company has drawn from the Trust Account a total of $1,919,000, of which $1,111,900 was drawn to meet the Company’s tax obligations and $807,100 was drawn for working capital.

We believe we will have sufficient funds available to us from interest and dividends earned on assets of the Trust Account to operate through the later of June 29, 2009 or the date upon which we consummate a business combination. Up to $1,680,000 of interest and dividends earned on the assets of the Trust Account are available to us for the payment of expenses associated with the due diligence and investigation of a target business or businesses, structuring, negotiating and documenting an initial business combination, legal, and accounting fess relating to our SEC reporting obligations and general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds following the offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a Business Combination. We would only consummate such a financing simultaneously with the consummation of a Business Combination. As needed, additional funds are also available to us from the interest earned on the assets of the Trust Account to pay all tax obligations of the Company.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our president and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

The Company entered into an Underwriting Agreement. Under the terms of the Underwriting Agreement, the Company paid an underwriting discount of 3.723% of the gross proceeds ($2,395,914) in connection with the consummation of the Offering and has placed 3.277% of the gross proceeds ($2,108,950) in the Trust Account which will be paid to the underwriters only upon consummation of a Business Combination. Additionally, the Company has placed $560,000 in the Trust Account which will be paid to the underwriters for expense reimbursement associated with the initial public offering only upon consummation of a Business Combination. The Company did not pay any discount related to the warrants sold in the private placement. The Underwriters have waived their rights to receive payments from the Trust Account which are due under the Underwriting Agreement if the Company is unable to consummate a Business Combination prior to June 29, 2009. We also paid $579,421 for other costs and expenses related to the offering.

We also consummated the simultaneous private sale of 1,820,000 warrants at a price of $1.00 per warrant, generating total proceeds of $1,820,000. The warrants were purchased by Robert A. Schriesheim, William Weksel, Michael E. Weksel, Robert H. Davies, Paul Levy and other private investors. The warrants are identical to the warrants included in the units sold in the initial public offering except that if we call the warrants for redemption, these sponsor warrants will be redeemable on a cashless basis so long as they are held by the original purchasers or their affiliates. The purchasers of the sponsor warrants have agreed that the warrants will not be transferred, assigned or sold by them until 90 days after the date we have completed a Business Combination.

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
Dated: May 15, 2008
/s/ Dr. William Weksel
Dr. William Weksel
Chief Executive Officer

/s/ Michael Weksel
Michael Weksel
Chief Operating Officer and Chief Financial Officer