Form 10KSB
period 2008-06-30
Alyst Acquisition Corp.
filed 2008-09-25
CIK 1378451

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 001-33563

ALYST ACQUISITION CORP.
(Name of Small Business Issuer in Its Charter)

Delaware (State of Incorporation)	20-5385199 (Small Business Issuer I.R.S. Employer I.D. Number)

233 East 69th Street, #6J, New York, New York (Address of principal executive offices)	10021 (Zip Code)

646-290-6104
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units, each consisting of one share of Common Stock, par value $.0001 per share, and one Warrant to purchase one share of
Common Stock	American Stock Exchange
Common Stock, $.0001 par value per share	American Stock Exchange
Warrants to purchase shares of Common Stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Issuer’s revenues for the fiscal year ended June 30, 2008 was $0.

As of September 23, 2008, the aggregate market value of the voting and non-voting common equity (8,044,400 shares of Common Stock) held by non-affiliates of the Registrant was $60,333,000, based upon the closing sales price of the Common Stock on such date of $7.50 per share, as reported by the American Stock Exchange.

As of September 25, 2008, there were 9,513,000 shares of Common Stock outstanding, 281,400 Units outstanding and 9,583,000 Warrants outstanding.

Transitional Small Business Disclosure Format (check one):Yes ☐ No ☒

(i)

Forward Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Alyst and its activities. Forward-looking statements are statements that are not historical facts and may be identified by the use of forward-looking terminology, including the words "believes," "expects," "intends," "may," "will," "should" or comparable terminology. Such forward-looking statements are based upon the current beliefs and expectations of Alyst's management and are subject to risks and uncertainties which could cause actual results to differ from the forward-looking statements. Forward-looking statements are not guarantees of future performance and actual results of operations, financial condition and liquidity, and developments in the industry may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. These forward-looking statements are subject to numerous risks, uncertainties and assumptions. The forward-looking statements in this Annual Report speak only as of the date of filing with the SEC and might not occur in light of these risks, uncertainties, and assumptions. Alyst undertakes no obligation and disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

Alyst Acquisition Corp. is a blank check company organized under the laws of the State of Delaware on August 16, 2006. We were formed with the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Our efforts in identifying a prospective target business are not limited to a particular industry although we initially focused our efforts on acquiring an operating business in the telecommunications industry because that is where our management has its most extensive experience.

On July 5, 2007, we consummated our initial public offering (“IPO”) of 8,044,400 units, including 1,044,400 units subject to the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $5.00 per share. Simultaneously with the consummation of the IPO, we consummated a private placement to accredited investors of 1,820,000 warrants (“insider warrants”) at a price of $1.00 per insider warrant, generating total proceeds of $1,820,000. Each insider warrant is exercisable at a price of $5.00 per share, or on a cashless basis, and may not be exercised until 90 days after we have completed a business combination. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $64,355,200.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering and the sale of the insider warrants was $63,202,164, of which $63,154,286 was deposited into the trust account and the remaining proceeds of $47,878 became available to be used for working capital purposes. Through June 30, 2008 we have incurred $323,851 of formation and operating costs. We also earned an aggregate of $2,411,857 of interest earned on the proceeds in the trust account of which $1,680,000 is available to us to fund our working capital requirements, as well as any amounts necessary to pay tax obligations. As of June 30, 2008, there was $63,154,286 held in the trust account, restricted.

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our IPO, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our IPO are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Activities to Select a Target

Since our IPO, we have been actively seeking a target business for a business combination. During July 2007, our management developed representative criteria to be used in the screening and evaluating of target companies for us to acquire. Although our management felt it would not necessarily have been possible to find a target that fully met all of the criteria, we sought to identify those companies with characteristics that were in close alignment with the criteria. The following is a summary of the criteria:

•     Strong organic growth potential

•     Attractive purchase price

•     Growing market for targets’ goods/services

•     Scalable business model

•     Potential for add-on acquisitions

•     Strong competitive position in industry

•     Experienced management team

•     Diversified customer and supplier base

In the initial months after our IPO, our management initiated conversations (i) directly with potential targets they believed could make attractive combination partners, (ii) with lawyers, accountants, consultants, investment bankers and other professionals and (iii) with its own network of contacts. In addition, we responded to inquiries from investment bankers or other similar professionals who represented companies engaged in sale or financing processes. These efforts resulted in a multitude of potential targets and opportunities were evaluated based on our stated criteria. Many did not fit Alyst’s criteria, while some were eliminated for various reasons including the target being too small and the sellers’ valuation expectations being too high. The screening process was repeated multiple times, and Alyst remained in continual dialogue with its sourcing network.

Through these efforts, the volume of potential targets remained high and we identified three companies, which we found sufficiently attractive to engage in meaningful negotiations regarding the terms of a potential transaction. All three of these potential targets were in the telecommunications industry.

In February 2008, Chardan Capital Markets, LLC (“Chardan”) contacted us to discuss an opportunity for Alyst to acquire China Networks Media Limited, a British Virgin Islands company (“China Networks”). In the ensuing weeks, Alyst, Chardan and China Networks held numerous discussions regarding a potential transaction in person and by teleconference which resulted in the execution of a non-binding letter of intent on March 5, 2008 which described many economic terms and conditions of a potential business combination between the Alyst and China Networks. We have continued our discussions and due diligence in connection the proposed transaction.

Recent Developments

On August 13, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with China Networks, and specified other persons, providing for, among other things, the redomestication of Alyst from the State of Delaware to the British Virgin Islands (the “Redomestication Merger”) and the merger of a wholly-owned subsidiary of Alyst into China Networks (the "Business Combination"). Consummation of the transactions contemplated by the Merger Agreement are conditioned upon, among other things, (i) approval of the Redomestication Merger and the Business Combination by our shareholders and (ii) approval of the Merger Agreement and the Business Combination by the shareholders of China Networks.

China Networks is a provider of broadcast television advertising services in the People’s Republic of China (“PRC”), operating joint-venture partnerships with PRC state-owned television broadcasters in Kunming and Taiyuan (collectively, “PRC TV Stations”). It manages these regional businesses through a series of joint ventures and contractual arrangements to sell broadcast television advertising time slots and so-called “soft” advertising opportunities to local advertisers directly and through advertising agencies and brokers. China Networks assists PRC TV Stations in selling advertising time slots and “soft” advertising opportunities to national advertisers, specifically by offering multi-region campaigns to maximize value and cut costs these national advertisers would otherwise face when dealing with individual stations on a station by station basis. It also provides advisory services to PRC TV Stations to help optimize the impact that their program scheduling and content has on their key advertising demographics. China Networks owns 100% of Advertising Networks Ltd., a Hong Kong holding company, that owns the PRC joint-venture partnerships that provide these services to the PRC TV Stations.

The Redomestication Merger will be accomplished by the merger of Alyst with and into our wholly-owned subsidiary, China Networks International Holdings, Ltd., a British Virgin Islands company (“China Networks Holdings”). In connection with the Redomestication Merger, all of the holders of our common stock outstanding immediately prior to the Redomestication Merger will receive, on a one-for-one basis, ordinary shares of China Networks Holdings in exchange for their Alyst common stock, and all units, warrants and other rights to purchase Alyst common stock immediately prior to the Redomestication Merger will be exchanged for substantially equivalent securities of China Networks Holdings at the rate set forth in the Merger Agreement.

The Business Combination will be accomplished by the merger of China Networks Holdings' wholly-owned subsidiary, China Networks Merger Co., Ltd. ("China Networks Merger Co."), with and into China Networks, resulting in China Networks becoming a wholly-owned subsidiary of China Networks Holdings. In the Business Combination, China Networks Holdings will issue China Networks shareholders aggregate merger consideration of (i) 2,880,000 China Networks Holdings ordinary shares, (ii) an aggregate of $17,000,000 cash, (iii) deferred cash payments of up to $6,000,000 and deferred share payments of up to 9,000,000 ordinary shares of China Networks Holdings, in each case subject to the achievement of specified financial milestones set forth in the Merger Agreement, and (iv) approximately $25,000,000 of proceeds from the exercise of China Networks Holdings warrants. The cash amount payable to the holders of ordinary shares and preferred shares of China Networks upon exercise of the warrants represents 66% of the actual cash proceeds received therefrom.

There remain a number of conditions to our completion of the acquisition of China Networks and there is no guarantee that the Merger Agreement will be approved by our stockholders or the shareholders of China Networks. In addition, in connection with the transaction, China Networks Holdings will file with the SEC a registration statement on Form S-4 in connection with the proposed Redomestication Merger, and we will file a preliminary and definitive proxy statements in connection with the solicitation of proxies for our special meeting of stockholders to approve the Merger Agreement and related transactions. If our stockholders do not approve the Merger Agreement, we will continue to pursue other target business candidates.

Selection of an Alternative Target Business and Structuring of a Business Combination

If the Merger Agreement is not approved by our stockholders and the stockholders of China Networks, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis. Our management has experience in evaluating transactions, particularly in the telecommunications industry. However, they may continue to retain Chardan or retain other consultants and advisors with experience in the evaluation of such business combinations and in our determination of whether or not to proceed with such a business combination, although we are not required to do so and may determine that our management is able to make its own determinations based on its collective business experience. In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our “founders”) or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

If we determine to enter into a business combination with a target business that is affiliated with our founders, we would do so only if we obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. We also do not anticipate acquiring an entity that is either a portfolio company of, or has otherwise received a financial investment from, an investment banking firm (or an affiliate thereof) that is affiliated with our founders. However, if circumstances change and we determined to acquire such an entity, we will be required to obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on suitable criteria established by our management as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an appropriate due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties. We are also required to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective target business refused to execute such agreement, we would cease negotiations with such target business.

The time and costs required to select and evaluate an alternative target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. We may structure a business combination to acquire 100% or less than 100% of such interests or assets of the target business, but we will not acquire less than a controlling interest (meaning not less than 50% of the voting securities of such target business or all or substantially all of its assets). If we acquire only a controlling interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of our net assets. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such financing arrangement and have no current intention of doing so. The fair market value of such business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. Such an opinion would be included in the proxy solicitation materials we will furnish to our stockholders in connection with seeking stockholder approval of the proposed business combination. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Opportunity for Stockholder Approval of Business Combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. Any vote to extend our corporate life to continue perpetually following the consummation of a business combination will be taken only if the business combination is approved. We will only consummate a business combination if stockholders vote both in favor of such business combination and our amendment to extend our corporate life.

In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, all of our founders, including all of our officers and directors, have agreed to vote the shares each received prior to our IPO (“founders’ shares”) in accordance with the vote of the holders of a majority of the shares of common stock purchased in our IPO (“IPO shares,” and the holders of IPO shares, “public stockholders”). This voting arrangement shall not apply to IPO shares purchased following our IPO in the open market by any of our founders. Accordingly, they may vote these shares on a proposed business combination any way they choose. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 30% of the IPO shares both exercise their conversion rights and vote against the business combination.

Conversion Rights

At the time we seek stockholder approval of any business combination, we will offer the public stockholders (but not any of our founders to the extent they hold IPO shares) the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest, calculated as of two business days prior to the consummation of the business combination, divided by the total number of IPO shares. As of June 30, 2008, the per-share conversion price would have been approximately $7.85.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed initial business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the initial business combination and the initial business combination is approved and completed. Additionally, we may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the initial business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed initial business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time we send out our proxy statement through the vote on the initial business combination to complete the tender or delivery of his shares to us if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, because we do not have any control over this process, it may take significantly longer than we anticipate. Accordingly, we will only require stockholders to deliver their certificates prior to the vote if we give stockholders at least two weeks between the mailing of the proxy solicitation materials and the meeting date.

Any request for conversion, once made, may be withdrawn at any time up to the vote taken with respect to the proposed business combination. Furthermore, if a stockholder delivered his certificate for conversion and subsequently decided prior to the meeting not to elect conversion, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise any warrants they still hold.

If our proposed initial business combination with China Networks is not approved by our stockholders and the shareholders of China Networks, we may continue to try to consummate a business combination with a different target until June 29, 2009. If the initial business combination is not approved or completed for any reason, then public stockholders voting against our initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required public stockholders to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering public stockholder. Public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation.

We will not complete any business combination if public stockholders owning 30% or more of the IPO shares both exercise their conversion rights and vote against the business combination. Accordingly, it is our understanding and intention in every case to structure and consummate a business combination in which public stockholders owning 30% (minus 1 share) of the IPO shares may exercise their conversion rights and the business combination will still go forward. We have set the conversion percentage at 30% in order to reduce the likelihood that a small group of investors holding a block of our stock will be able to prevent us from completing a business combination that is otherwise approved by a large majority of our public stockholders.

Liquidation if no Business Combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until June 29, 2009. This provision may not be amended except in connection with the consummation of a business combination. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State). We view this provision terminating our corporate life by June 29, 2009 as an obligation to our stockholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of a business combination.

If we are unable to complete a business combination by June 29, 2009, we will distribute to all holders of IPO shares, in proportion to the number of IPO shares held by them, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below). We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. The founders have waived their rights to participate in any liquidation distribution with respect to their founder shares. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the trust account. If such funds are insufficient, Robert A. Schriesheim, Dr. William Weksel, Robert H. Davies and Michael E. Weksel have contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have contractually agreed not to seek repayment of such expenses.

If we were to expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, the per-share liquidation price as of June 30, 2008 would have been approximately $7.85. However, the proceeds deposited in the trust account could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Messrs. Schriesheim, Weksel, Davies and Weksel have agreed that if we liquidate prior to the consummation of a business combination, they will be personally liable, pro rata based on their respective ownership interests in the founder shares, to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our IPO not held in the trust account. We cannot assure you, however, that they would be able to satisfy those obligations. Furthermore, if they refused to satisfy their obligations, we would be required to bring a claim against them to enforce our indemnification rights.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after June 29, 2009 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public stockholders. Absent special circumstances, the rights of creditors take priority over the rights of stockholders under Delaware corporate law. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not legally enforceable. As a result, if we liquidate, the per-share distribution from the trust account could be less than $7.85 due to claims or potential claims of creditors.

If we are forced to file for bankruptcy or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after June 29, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the IPO, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:

•	our obligation to seek shareholder approval of a business combination may delay the completion of a transaction;

•
our obligation to convert into cash, shares of common stock held by our public shareholders to such holders that both vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination; and

•	our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Numerous companies, most of which have substantially greater financial resources available to them than we do, are already engaged in the industry segments we are focusing on. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our principal executive offices at 233 East 69th Street, #6J, New York, New York 10021. Michael E. Weksel, our chief operating officer, chief financial officer, secretary and a director, is providing this space to us at no charge. We anticipate that we will lease space from an unaffiliated third party in the future. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 30, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on the American Stock Exchange under the symbols AYA.U, AYA and AYA.WS, respectively.

The following table sets forth the range of high and low closing sales prices for the units, ordinary shares and warrants for the periods indicated. Our units commenced public trading on July 5, 2007, and our common stock and warrants commenced public trading on July 16, 2007.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low

2008:
Second Quarter	$7.93	$7.48	$7.55	$7.27	$0.60	$0.25

First Quarter	$7.90	$7.45	$7.43	$7.23	$0.73	$0.20

2007:
Fourth Quarter	$8.00	$7.60	$7.30	$7.21	$0.75	$0.52

Third Quarter	$8.00	$7.71	$7.35	$7.20	$0.90	$0.72

Holders

As of September 23, 2008, there were 1 holder of record of our units, 14 holders of record of our common stock and 11 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In August 2006, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended (the “Securities Act”):

Name	Number of Shares	Relationship to Us
Robert A. Schriesheim	362,500	Chairman of the Board
Dr. William Weksel	362,500	Chief Executive Officer and Director
Robert H. Davies	362,500	Chief Strategist
Michael E. Weksel	362,500	Chief Operating Officer, Chief Financial Officer, Secretary and Director
Paul Levy	90,000	Director
Ira Hollenberg IRA	60,000	Stockholder
Silverman Realty Group, Inc. Profit Sharing Plan (LCPSP)	60,000	Stockholder
Matthew Botwin	30,000	Director
Norbert W. Strauss	20,000	Stockholder
David Strauss	20,000	Stockholder
Jonathan Strauss	20,000	Stockholder

Such shares were issued to persons reasonably believed by us to be accredited investors, as defined under Rule 501(a) of the Securities Act, in connection with our organization and in reliance upon an exemption from the registration requirements of such Act in accordance with Section 4(2) thereof. The shares issued to the individuals above were sold at a purchase price of approximately $0.014 per share (an aggregate of $25,000).

Simultaneously with the consummation of our IPO, we effected a private placement of 1,820,000 insider warrants at a price of $1.00 per insider warrant, generating total proceeds of $1,820,000. The insider warrants were sold to persons reasonably believed by us to be accredited investors in reliance upon an exemption from the registration requirements of the Securities Act in accordance with Section 4(2) thereof. Each insider warrant is exercisable for one share of our common stock at a price of $5.00 per share, or on a cashless basis. The insider warrants may not be sold or transferred until 90 days after we have completed a business combination.

Initial Public Offering

On July 5, 2007, we closed our IPO of 8,044,400 units, including 1,044,400 units subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $5.00 per share. The units from the IPO (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $64,355,200. Ferris, Baker Watts, Incorporated and Jesup & Lamont Securities Corporation acted as representatives of the underwriters. The securities sold in the IPO were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-138699). The Securities and Exchange Commission declared the registration statement effective on June 29, 2007.

In connection with the IPO, we entered into an underwriting agreement with the underwriters. Under the terms of the underwriting agreement, we paid an underwriting discount of 3.723% of the gross proceeds ($2,395,914) in connection with the consummation of the IPO and placed 3.277% of the gross proceeds ($2,108,950) in the trust account which will be paid to the underwriters only upon consummation of a business combination. Additionally, we placed $560,000 in the trust account which will be paid to the underwriters for expense reimbursement associated with the initial public offering only upon consummation of a business combination. We did not pay any discount related to the warrants sold in the private placement. The underwriters have waived their rights to receive payments from the trust account which are due under the underwriting agreement if we are unable to consummate a business combination prior to June 29, 2009. We also paid approximately $580,000 for other costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the IPO expenses, the total net proceeds to us from the IPO, including $1,820,000 from the sale of the insider warrants, were $63,202,164. From the net proceeds, $63,154,286 was placed in the trust account. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. Proceeds held in the trust account and any other net proceeds not expended to consummate a business combination will be used to finance the operations of the target business.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto contained in Item 7 of this Annual Report.

Plan of Operations

We are a blank check company organized under the laws of the State of Delaware on August 16, 2006. We were formed with the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Our efforts in identifying a prospective target business are not limited to a particular industry although we intend to focus our efforts on acquiring an operating business in the telecommunications industry, broadly defined.

We consummated our IPO on July 5, 2007. All activity from August 16, 2006 through July 5, 2007 related to our formation and our IPO. Since July 5, 2007, we have been searching for a prospective target business to acquire.

From August 16, 2006 (inception) through June 30, 2008, we had net income of $1,152,620 derived from interest income of $2,428,469 offset by $323,851 of formation and operating costs, and $951,998 of income tax expense. For the fiscal year ended June 30, 2008, we had net income of $1,156,536 derived from interest income of $2,426,933 offset by $319,003 of formation and operating costs, and $951,394 of income tax expense as compared to a net loss of $3,916 derived from $4,848 of formation costs and $604 of income taxes offset by $1,536 of interest income for the period from August 16, 2006 (inception) through June 30, 2007. The difference was due to the interest earned on the net proceeds received from the consummation of an IPO on July 5, 2007 and the sale of the insider warrants, and the subsequent incurrence of costs related to searching for an acquisition candidate.

Upon consummation of our IPO and the sale of the insider warrants, $63,154,286 of the net proceeds was deposited in trust. As of June 30, 2008 the remaining net proceeds of $47,878 is available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing formation and operating costs. We intend to utilize our cash, including the funds held in the trust account, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other available cash will be used to finance the operations of the target business. At June 30, 2008, we had current assets of $1,684,623 and current liabilities of $459,025, leaving us with working capital of $1,225,598.

From the date of the consummation of the IPO until such time as we effectuate a business combination, we may draw from the interest earned on the trust account (1) up to $1,680,000 for use as working capital, and (2) all funds necessary for us to meet our tax obligations. Since the IPO, we have drawn from the trust account a total of $1,919,000, of which $953,023 was drawn to meet our tax obligations and $965,977 was drawn for working capital.

We believe we will have sufficient funds available to us from interest earned on the trust account to operate through the later of June 29, 2009 or the date upon which we consummate a business combination. Up to $1,680,000 of interest earned on the assets of the trust account are available to us for the payment of expenses associated with the due diligence and investigation of a target business or businesses, structuring, negotiating and documenting an initial business combination, legal, and accounting fess relating to our SEC reporting obligations and general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination. We would only consummate such a financing simultaneously with the consummation of a business combination. As needed, additional funds are also available to us from the interest earned on the assets of the trust account to pay all of our tax obligations.

Off-Balance Sheet Arrangements.

None.

Recent Developments

As discussed above under Item I, Description of Business, “Recent Developments,” on August 13, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with China Networks Media Limited, a British Virgin Islands corporation (“China Networks”), and specified other persons, , providing for, among other things, the redomestication of Alyst from the State of Delaware to the British Virgin Islands (the “Redomestication Merger”) and the merger of a wholly-owned subsidiary of Alyst into China Networks (the "Business Combination"). Consummation of the transactions contemplated by the Merger Agreement are conditioned upon, among other things, (i) approval of the Redomestication Merger and the Business Combination by our shareholders and (ii) approval of the Merger Agreement and the Business Combination by the shareholders of China Networks.

There can be no assurance that the Merger Agreement will be approved by each company’s stockholders or that a suitable alternative business combination transaction can be effected prior to June 29, 2009, at which point our corporate existence will cease and we will be required to liquidate.

ITEM 7. FINANCIAL STATEMENTS

This information required by this Item 7 appears following Item 14 of this Annual Report and is incorporated herein by reference.

Summarized Quarterly Data (unaudited)

The following table summarizes our quarterly results of operations for the year ended June 30, 2008:

	Quarter ended September 30, 2007	Quarter ended December 31, 2007	Quarter ended March 31, 2008	Quarter ended June 30, 2008
Revenue	$—	$—	$—	$—
Loss from operations	(41,765)	(41,599)	(139,154)	(96,485)
Interest income	762,841	744,043	555,785	364,264
Income before provision for income taxes	721,076	702,444	416,631	267,779
Provision for income taxes	260,875	530,000	41,421	119,098
Net Income	460,201	172,444	375,210	148,681
Weighted average shares outstanding basic and diluted	7,133,561	7,381,081	7,381,081	7,381,081
Basic and diluted net income per share	$.06	$.02	$.05	$.02

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Based upon their evaluation as of June 30, 2008, our Principal Executive and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective at that reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, we hired KGS LLP to act as our internal accounting and financial reporting department. KGS LLP is registered with the PCAOB. KGS LLP reports to our chief executive officer and chief financial officer who review the information and reports submitted. We believe that the use of KGS LLP as our accounting and financial reporting department complies with the policies and procedures mentioned above.

Other than the hiring of KGS LLP, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the most recently completed fiscal quarter.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Robert A. Schriesheim	48	Chairman of the Board

Dr. William Weksel	72	Chief Executive Officer and Director

Robert H. Davies	56	Chief Strategist

Michael E. Weksel	44	Chief Operating Officer, Chief Financial Officer, Secretary and Director

Matthew Botwin	38	Director

Paul Levy	67	Director

Robert A. Schriesheim has served as our non-executive chairman of the board of directors since March 2007 and served as our non-executive vice chairman of the board of directors from our inception until March 2007. Mr. Schriesheim has served as executive vice president and chief financial officer of Lawson Software, Inc., a NASDAQ Stock Market listed global provider of enterprise resource planning software to middle market companies, since October 2006 and has served as a board director of Lawson since May 2006. Previously he had been affiliated with ARCH Development Partners, LLC, a Chicago, Illinois-based venture capital fund, since August 2002 and served as a managing general partner since January 2003. From September 1999 to March 2002, Mr. Schriesheim was executive vice president of corporate development and chief financial officer, and a director, of Global Telesystems, Inc., a London, England-based, publicly traded provider of telecommunications, data and related services to businesses throughout Western and Central Europe, Russia and the Commonwealth of Independent States. He also served as executive vice president – chief corporate development officer for Global Telesystems in 1999. In 2001, Global Telesystems filed, in prearranged proceedings, a petition for surseance (moratorium), offering a composition, in the Netherlands and a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, both to facilitate the sale of Global Telesystems. All such proceedings were approved, confirmed and completed by March 31, 2002. From 1997 to 1999, Mr. Schriesheim was president and chief executive officer of SBC Equity Partners, Inc., a Chicago, Illinois-based private equity firm. From 1996 to 1997, Mr. Schriesheim was vice president of corporate development for Ameritech Corporation, a Chicago, Illinois-based communications company. From 1993 to 1996, he was vice president of global corporate development for AC Nielsen Company, a subsidiary of Dunn & Bradstreet. Mr. Schriesheim currently serves as a director of MSC Software Corp, a NASDAQ Stock Market listed global provider of simulation software and services, Skyworks Solutions, Inc., a NASDAQ Stock Market listed provider of RF solutions and precision analog semiconductors to the mobile communications industry, and Lawson Software. Mr. Schriesheim received a B.A. from Princeton University and an M.B.A. in Finance and Business Economics from the University of Chicago Graduate School of Business.

Dr. William Weksel has been our chief executive officer since May 2007 and a member of our board of directors since our inception. He also served as our non-executive chairman of the board of directors from our inception until March 2007. Dr. Weksel is a private venture investor and was a principal in Industrial Acquisitions Management, LLC, a private venture firm, from 2000 to 2007. From 1990 to 1999, Dr. Weksel served as president of Weksel, Davies & Co., Inc. From 1987 to 1990, Dr. Weksel was president of Brooke Group, Inc., a holding company which held controlling interests in Western Union Corp., Liggett Group, Inc., MAI Basic Four, Inc., and several privately held companies in various industries ranging from computer microfilm sales to ice cream manufacturing. At various times during that period, Dr. Weksel was chairman of Liggett, vice chairman of Western Union and chairman and chief executive officer of MAI Basic Four, each of which companies was listed on the New York Stock Exchange. Dr. Weksel is currently a director of Safe Lites, LLC. Between 1975 and 1984, Dr. Weksel was the chairman of the board of directors, president and chief executive officer of Information Displays, Inc., a manufacturer of computer assisted design and manufacturing systems. In 1986, Dr. Weksel entered into a consent decree with the Securities and Exchange Commission as a result of alleged actions taken by Dr. Weksel in 1982 and 1983 while serving as an officer of Information Displays. Without admitting or denying the allegations, including allegations relating to revenue recognition, making and failing to correct false and misleading disclosures and insider trading, and solely for the purposes of settlement, Dr. Weksel agreed to pay $208,000 and consented to entry of a judgment enjoining him from violating certain provisions of the Federal securities laws in the future. Dr. Weksel received a B.A. from Queens College, an M.A. from the University of Illinois and a Ph.D. in Communications from the University of Illinois, and was a National Science Foundation Post Doctoral Fellow at the Research Lab of Electronics at the Massachusetts Institute of Technology. Dr. Weksel is the father of Michael E. Weksel.

Robert H. Davies served as our chief executive officer from our inception to May 2007 and has served as our chief strategist since May 2007. From 1993 to June 2007, Mr. Davies was a managing director of Source Companies, LLC, a company specialized in providing growth advisory and investment banking services to the controlling-owners of medium-sized businesses, and had previously served on the Advisory Board of Source Companies. He currently still provides Source Companies with consulting services. From 1997 to 2001, Mr. Davies served as co-founder, shareholder, director and principal strategist for e-Fin LLC, an Internet-based private financial services company. From March 1994 to 1999, Mr. Davies served as a co-founder, director and principal strategist for LogistiCare, a leading transportation management solutions company. From 1992 to 1996, he also served as a vice chairman and principal strategist for The E.F. Johnson Company, a leading provider of two way radios and communication systems for law enforcement, fire fighters, EMS and the military. From 1991 to 1997, Mr. Davies was a founder and principal of Weksel, Davies & Co., Inc. Weksel, Davies, through its affiliates, held controlling interests in LogistiCare, The E.F. Johnson Company, and Viking Mobile Communications, Inc., a radio spectrum development and trading company. From 1988 to 1991, Mr. Davies was a limited partner and vice president of Brooke Partners LP, a private New York-based investment partnership. From 1983 to 1988, Mr. Davies was managing director, mergers & acquisitions for the Bell Atlantic Corporation. Prior to 1983, Mr. Davies held the position of manager in the Management Advisory Services group for Deloitte Haskins & Sells, a predecessor firm to Deloitte & Touche, where he specialized in telecom industry consulting. Mr. Davies received a B.A. from Princeton University and an M.B.A. from The Wharton School, University of Pennsylvania.

Michael E. Weksel has been our chief operating officer, chief financial officer, secretary and a member of our board of directors since our inception. From 2000 to 2007, Mr. Weksel was a principal in Industrial Acquisitions Management, LLC, a private venture firm. From 1994 to 1999, Mr. Weksel served on the board of directors and as chief financial officer and vice president of LogistiCare which he co-founded. From 1992 to 1994, Mr. Weksel served as a managing director at Weksel, Davies & Co. Inc. In that capacity, Mr. Weksel acted as the sole executive officer at Viking Mobile Communications and as project director for the implementation of a new enterprise computing solution at The E.F. Johnson Company. Mr. Weksel also served on the board of directors of The E.F. Johnson Company. Prior to 1992, Mr. Weksel worked for three years as an associate at the merchant banking firm of Joseph, Littlejohn and Levy, Inc. Mr. Weksel currently is a director of both GovDelivery, Inc., a leading e-mail subscription management system provider, and Safe Lites, LLC, a developer of applications of electroluminescent technologies. Mr. Weksel received a B.S. from the State University of New York at Albany and an M.B.A. from Columbia University. Mr. Weksel is the son of Dr. William Weksel.

Matthew Botwin has been a member of our board of directors since our inception. Since November 2004, Mr. Botwin has been a managing director of Regent Square Group, a telecommunications and government affairs consulting firm. Mr. Botwin also serves as chairman of the Regulatory Working Group for the Global VSAT Forum, an association of companies involved in the business of delivering advanced digital fixed satellite systems and services to consumers, and commercial and government enterprises worldwide. He is also an advisor to the World Bank’s Global Innovation Fund, a fund designed to create greater access to private capital for medium sized technology-driven businesses. From June 1998 to November 2004, Mr. Botwin was senior manager for international government relations at PanAmSat Corporation, a satellite communications company. From October 1997 to September 1997, Mr. Botwin was affiliated with AT&T Corporation. Mr. Botwin received a B.A. from Hobart College, an M.A. from the London School of Economics and a masters in international telecommunications policy from the School of International Affairs at Columbia University.

Paul Levy has been a member of our board of directors since our inception. Mr. Levy is currently a private investor in real estate and venture capital. From 1967 to 2002, Mr. Levy was the owner and president of Alvin Press, Inc., a New York City-based printing company that supplied major corporations with specialized labels. Mr. Levy serves as a member of the board and a vice president of the 92nd Street YMHA and on the Board of Overseers of List College and is active in numerous other community organizations. Mr. Levy received a B.S. from New York University and a J.D. from Brooklyn Law School.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Matthew Botwin, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Paul Levy and Michael E. Weksel, will expire at the second annual meeting. The term of the third class of directors, consisting of Dr. William Weksel and Robert A. Schriesheim, will expire at the third annual meeting.

Director Independence

The American Stock Exchange requires that a majority of our board be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Robert A. Schriesheim, Paul Levy and Matthew Botwin are our independent directors, constituting a majority of our board. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms not less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Audit Committee

We have established an audit committee of the board of directors, which consists of Matthew Botwin, as chairman, Paul Levy and Robert A. Schriesheim. We have determined that each of these individuals is an independent director under the American Stock Exchange’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•
reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-KSB;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•
determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Robert A. Schriesheim satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Paul Levy, as chairman, and Matthew Botwin, each of whom is an independent director under the American Stock Exchange’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended June 30, 2008, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In July 2007, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Alyst Acquisition Corp., 233 East 69th Street, #6J, New York, New York 10021.

ITEM 10. EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our founders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Compensation Discussion and Analysis

Following our initial business combination, we will seek to provide total compensation packages that are competitive in terms of potential value to our executives, and which are tailored to the unique characteristics and needs of our company within our industry in order to create an executive compensation program that will adequately reward our executives for their roles in creating value for our stockholders. We intend to be competitive with other similarly situated companies in our industry following completion of our initial business combination. The compensation decisions regarding our executives will be based on our need to attract individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above our expectations.

It is likely that our executives’ compensation post-combination will have three primary components – salary, cash incentive bonus and stock-based awards. We will view the three components of executive compensation as related but distinct. We do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We anticipate determining the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information deemed relevant and timely. We have not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation.

We may utilize the services of third parties from time to time in connection with the hiring and compensation awarded to executive employees. This could include subscriptions to executive compensation surveys and other databases.

Benchmarking of Cash and Equity Compensation

We believe it is important when making compensation-related decisions to be informed as to current practices of similarly situated publicly held companies. We expect to stay apprised of the cash and equity compensation practices of publicly held companies in the industry we operate in following our initial business combination through the review of such companies’ public reports and through other resources. It is expected that any companies chosen for inclusion in any benchmarking group would have business characteristics comparable to our company, including revenues, financial growth metrics, stage of development, employee headcount and market capitalization. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our post-acquisition business and objectives that may be unique to us, we generally believe that gathering this information will be an important part of our compensation-related decision-making process.

Compensation Components

Base Salary. Generally, we anticipate setting executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. We will seek to maintain base salary amounts at or near the industry norms while avoiding paying amounts in excess of what we believe is necessary to motivate executives to meet corporate goals. It is anticipated base salaries will generally be reviewed annually, subject to terms of employment agreements, and that we will seek to adjust base salary amounts to realign such salaries with industry norms after taking into account individual responsibilities, performance and experience.

Annual Bonuses. We may design and utilize cash incentive bonuses for executives to focus them on achieving key operational and financial objectives within a yearly time horizon. We will structure cash incentive bonus compensation so that it is taxable to our employees at the time it becomes available to them. At this time, it is not anticipated that any executive officer’s annual cash compensation will exceed $1 million, and we have accordingly not made any plans to qualify for any compensation deductions under Section 162(m) of the Internal Revenue Code.

Equity Awards. We may also use stock options and other stock-based awards to reward long-term performance. We believe that providing a meaningful portion of our executives’ total compensation package in stock options and other stock-based awards will align the incentives of our executives with the interests of our stockholders and with our long-term success.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of September 16, 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

Name and Address of Beneficial Holder (1)	Amount of Beneficial Ownership	Percentage of Outstanding Common Stock
QVT Financial LP (2)	822,300	8.4%
HBK Investments L.P.(3)	805,902	8.2%
Polar Securities Inc.(4)	678,100	6.9%
Millenco LLC(5)	515,250	5.3%
Deutsche Bank AG(6)	511,083	5.2%
Andrew M. Weiss, Ph.D.(7)	502,750	5.1%
Azimuth Opportunity, Ltd.(8)	498,300	5.1%
Pacific Assets Management, LLC(9)	495,500	5.1%
Bulldog Investors(10)	495,800	5.1%
Robert A. Schriesheim(11)	362,500	3.7%
Robert H. Davies(11)	362,500	3.7%
Michael E. Weksel(11)(12)	362,500	3.7%
Dr. William Weksel(11)	362,500	3.7%
Paul Levy(11)	90,000	*
Matthew Botwin	30,000	*
All directors and executive officers as a group (six individuals)(13)	1,570,000	16.0%

* Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 233 East 69th Street, #6J, New York, New York 10021.

(2)
Represents 657,323 shares of common stock held by QVT Fund LP (the “Fund”), 73,694 shares of common stock held by Quintessence Fund L.P. (“Quintessence) and 91,283 shares of common stock held in a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”). This amount excludes shares issuable upon the exercise of warrants that are not currently exercisable and will not become exercisable within 60 days. QVT Financial LP has voting and dispositive power with respect to all such shares and QVT Financial GP LLC is the general partner of QVT Financial LP. The business address of QVT Financial LP, QVT Financial GP LLC and QVT Associates GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036. The business address of QVT Fund LP is Walkers SPV, Walkers House, Mary Street, George Town, Grand Cayman, KY1 9001 Cayman Islands. The foregoing information is derived from a Schedule 13G filed with the Securities and Exchange Commission on December 31, 2007.

(3)
Represents 805,902 shares of common stock over which HBK Investments L.P., HBK Services LLC (“Services”), HBK Partners II L.P., HBK Management LLC and HBK Master Fund L.P. each have shared voting and dispositive power. HBK Investments L.P. has delegated discretion to vote and dispose of the securities to Services. Services may, from time to time, delegate discretion to vote and dispose of certain of the securities to HBK New York LLC, HBK Virginia LLC, HBK Europe Management LLP and/or HBK Hong Kong Ltd. (collectively, the “Subadvisors”). Each of Services and the Subadvisors is under common control with HBK Investments L.P. The business address for each entity is 300 Crescent Court, Suite 700, Dallas, Texas 75201. The foregoing information was derived from a Schedule 13G filed with the SEC on December 31, 2007.

(4)
Represents (i) 509,100 shares of common stock held by North Pole Capital Master Fund (“North Pole”) and (ii) 169,000 shares of common stock held in certain discretionary accounts (“Accounts”). Polar Securities Inc. (“Polar Securities”) serves as the investment manager for North Pole and the Accounts. The business address for North Pole and Polar Securities is 372 Bay Street, 21st Floor, Toronto, Ontario M5H 2W9, Canada. The foregoing information is derived from a Schedule 13G filed with the Securities and Exchange Commission on December 31, 2007.

(5)
Represents 515,250 units held by Millenco LLC. Each unit consists of one share of common stock and one warrant to purchase one share of common stock. The warrants are not exercisable and will not become exercisable until the completion of a business combination. Millennium Management LLC is the manager of Millenco LLC and Israel A. Englander is the managing member of Millennium Management LLC. Each may be deemed to have shared voting control and investment discretion over the securities. The business address of Mr. Englander and each of the entities is 666 Fifth Avenue, New York, New York 10103. The foregoing information is derived from a Schedule 13G filed with the Securities and Exchange Commission on December 17, 2007.

(6)
Represents the 511,083 shares of common stock beneficially owned by the Corporate and Investment Banking business group and the Corporate Investments business group (collectively, “CIB”) of Deutsche Bank AG and its subsidiaries and affiliates (collectively, “DBAG”). The principal business address of Deutsche Bank AG is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main, Federal Republic of Germany. The foregoing information is derived from a Schedule 13G filed with the Securities and Exchange Commission on December 31, 2007.

(7)
Weiss Asset Management, LLC (“Weiss Asset Management”) beneficially owns (i) 327,705 shares of common stock. Weiss Capital, LLC (“Weiss Capital”) beneficially owns 175,045 shares of common stock. Andrew Weiss, Ph.D. beneficially owns 502,750 shares of common stock The shares reported for Weiss Asset Management include shares beneficially owned by a private investment partnership of which Weiss Asset Management is the sole general partner. The shares reported for Weiss Capital include shares beneficially owned by a private investment corporation of which Weiss Capital is the sole investment manager. The shares reported for Dr. Weiss include shares beneficially owned by a private investment partnership of which Weiss Asset Management is the sole general partner and which may be deemed to be controlled by Dr. Weiss, who is the managing member of Weiss Asset Management, and also includes shares held by a private investment corporation which may be deemed to be controlled by Dr. Weiss, who is the managing member of Weiss Capital, the investment manager of such private investment corporation. The business address for Weiss Asset Management, Weiss Capital and Dr. Weiss is 29 Commonwealth Avenue, 10th Floor, Boston, Massachusetts 02116. The foregoing information is derived from a Schedule 13G filed with the Securities and Exchange Commission on February 4, 2008.

(8)
Represents 498,300 shares of common stock held by Azimuth Opportunity, Ltd. (“Azimuth”). The business address for Azimuth is c/o Ogier, Qwomar Complex, 4th Floor, P.O. Box 3170, Road Town, Tortola, British Virgin Islands. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on September 20, 2007.

(9)
Represents 495,500 shares of common stock over which Pacific Assets Management, LLC (“PAM”) has shared voting power. PAM is an investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the stock. PAM is the investment adviser to the JMG Triton Offshore Fund, Ltd. (“JMG Fund”). Pacific Capital Management, Inc. (“PCM”) is a member of PAM. Jonathan M. Glaser, Daniel Albert David and Roger Richter are control persons of PAM and PCM. The business address for PAM, PCM and Mr. David is 100 Drakes Landing, Suite 207, Greenbrae, California 94904. The principal business office of the JMG Fund is Ogier Fiduciary Services (BVI) Ltd., Nemours Chambers, P.O. Box 3170, Road Town, Tortola, British Virgin Islands VG1110. The business address of Mr. Glaser is 11601 Wilshire Boulevard, Suite 2180, Los Angeles, California 90025. The principal business office of Mr. Richter is One Sansome Street, 39th Floor, San Francisco, California 94104. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on June 29, 2007.

(10)
Represents 495,800 shares over which Bulldog Investors has sole dispositive power, including 390,700 shares over which it has sole voting power. The business address of Bulldog Investors is Park 80 West, Plaza Two, Saddle Brook, New Jersey 07633. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on July 28, 2008.

(11)	Does not include 227,500 shares of common stock issuable upon exercise of insider warrants that are not exercisable and will not become exercisable within 60 days.

(12)
Includes 12,500 shares of common stock held by the Carina Heart Weksel Irrevocable Trust, a trust established for the benefit of Mr. Weksel’s daughter, of which Mr. Weksel and his wife are the sole trustees.

(13)	Does not include 1,137,500 shares of common stock issuable upon exercise of insider warrants that are not exercisable and will not become exercisable within 60 days.

Our founders, which include all of our officers and directors, collectively, beneficially own approximately 18% of the issued and outstanding shares of our common stock. Because of the ownership block held by our founders, such individuals may be able to effectively exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

All of the founders’ shares have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until one year after the consummation of a business combination. The founders’ shares may be released from escrow earlier than this date if, after we consummate a business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. During the escrow period, the holders of these shares will not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as our stockholders (to the extent of their shares of common stock), including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our existing stockholders will receive any portion of the liquidation proceeds with respect to their founders’ shares.

Messrs. Schriesheim, Dr. William Weksel, Davies and Michael E. Weksel are our “promoters,” as that term is defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On July 5, 2007, Robert A. Schriesheim, Robert H. Davies, Michael E. Weksel, Dr. William Weksel, Paul Levy, Ira Hollenberg IRA, Silverman Realty Group, Inc. Profit Sharing Plan (LCPSP), Norbert W. Strauss, David Strauss and Jonathan Strauss, each believed by us to be accredited investors, purchased an aggregate of 1,820,000 insider warrants (for a total purchase price of $1,820,000) from us. These purchases took place on a private placement basis simultaneously with the consummation of our IPO. The insider warrants are identical to the warrants underlying the units offered in our IPO except that if we call the warrants for redemption, the insider warrants will be exercisable on a cashless basis so long as such warrants are held by the purchasers or their affiliates. The purchasers have agreed that the insider warrants will not be sold or transferred by them until 90 days after we have completed a business combination. The holders of the majority of these insider warrants (or underlying shares) will be entitled to demand that we register these securities. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time after we consummate a business combination. In addition, these holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

Prior to our IPO, Robert A. Schriesheim, Robert H. Davies, Michael E. Weksel and Dr. William Weksel advanced to us an aggregate of $150,000 to cover expenses related to the offering. The loans were repaid without interest from the proceeds of our IPO not placed in trust.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, has been nor will be paid to any of our founders, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our uninterested ‘‘independent’’ directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested ‘‘independent’’ directors (or, if there are no ‘‘independent’’ directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position. While we have agreed not to consummate a business combination with an entity which is affiliated with any of our officers, directors or founders, we are not prohibited from entering into other related-party transactions.

Our board of directors is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The board of directors will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the other members of the board of directors with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

The American Stock Exchange requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has determined that each of Robert A. Schriesheim, Paul Levy and Matthew Botwin are independent directors as such term is defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 13. EXHIBITS

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation.*

3.2	By-laws.*

4.1	Specimen Unit Certificate.*

4.2	Specimen Common Stock Certificate.*

4.3	Specimen Warrant Certificate.*

4.4	Form of Unit Purchase Option granted to Representatives.*

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.1	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Michael E. Weksel.*

10.2	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Robert H. Davies.*

10.3	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and William E. Weksel.*

10.4	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Robert A. Schriesheim.*

10.5	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Paul Levy.*

10.6	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Matthew Botwin.*

10.7	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Ira Hollenberg IRA.*

10.8	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Leon Silverman Trust Fund.*

10.9	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Norbert W. Strauss.*

10.10	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and David Strauss.*

10.11	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Jonathan Strauss.*

10.12	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.13	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.*

10.14	Form of Warrant Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Warrant Purchasers.*

10.15	Promissory Note issued to each of Dr. William Weksel, Robert A. Schriesheim, Robert H. Davies and Michael E. Weksel.*

10.16	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.*

10.17
Form of Subscription Agreements among the Registrant, Graubard Miller and each of Dr. William Weksel, Robert A. Schriesheim, Robert H. Davies, Michael E. Weksel, Paul Levy, Ira Hollenberg IRA, Leon Silverman Trust Fund, Norbert W. Strauss, David Strauss and Jonathan Strauss.*

10.18	Agreement and Plan of Merger, dated as of August 13, 2008, by and among the Registrant, China Networks Media Limited, MediaInv Ltd. and the other persons signatory thereto (the “Merger Agreement”).**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-138699).

**	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated August 13, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Marcum & Kliegman LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the year ended June 30, 2008, we paid our principal accountants $39,000 for the services they performed in connection with our Registration Statement on Form S-1 related to our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007, and $47,000 in connection with our June 30, 2007 Annual Audit on Form 10-KSB and the review of our Quarterly Reports on Form 10-QSB. The fee for the audit of the financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008 is $30,000. The aggregate of such fees is $116,000.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the year ended June 30, 2008.

Tax Fees

During fiscal 2008, our principal accountant did render services to us for tax compliance, tax advice and tax planning, in the amount if $3,600.

All Other Fees

During fiscal 2008, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

Since our audit committee was not formed until July 2007, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at June 30, 2008	F-3

Statements of Operations for the fiscal year ended June 30, 2008, and for the periods from August 16, 2006 (inception) through June 30, 2007 and June 30, 2008	F-4

Statements of Changes in Stockholders’ Equity for the period from August 16, 2006 (inception) through June 30, 2008	F-5

Statements of Cash Flows for the fiscal year ended June 30, 2008, and for the periods from August 16, 2006 (inception) through June 30, 2007 and June 30, 2008	F-6

Notes to Financial Statements	F-7 - F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
Alyst Acquisition Corp.

We have audited the accompanying balance sheet of Alyst Acquisition Corp. (a development stage company) (the “Company”) as of June 30, 2008, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended and for the periods from August 16, 2006 (inception) through June 30, 2007 and June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s certificate of incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination (as defined) prior to June 29, 2009. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alyst Acquisition Corp. (a development stage company) as of June 30, 2008, and the results of its operations and its cash flows for the year then ended, and for the periods from August 16, 2006 (inception) through June 30, 2007 and June 30, 2008, in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP
Melville, New York

September 23, 2008

ALYST ACQUISITION CORP.
(a development stage company)

BALANCE SHEET

June 30, 2008
ASSETS

Current Assets:
Cash and cash equivalents	$419,058
Cash held in trust account, interest available for working capital and taxes (totaling $749,337):
Cash held in trust account	492,856
Income taxes refund receivable	256,481
Prepaid expenses	43,476
Deferred target acquisition costs	472,752
Total current assets	1,684,623
Cash held in trust account, restricted	63,154,286

Total assets	$64,838,909

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities -accrued expenses	$459,025

Common stock subject to possible conversion, 2,413,319 shares at conversion value	18,946,276

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued or outstanding	—
Common stock, $.0001 par value, authorized 30,000,000 shares; issued and outstanding 9,794,400 shares (less 2,413,319 shares subject to possible conversion)	738
Additional paid-in capital	44,280,250
Earnings accumulated during the development stage	1,152,620
Total stockholders’ equity	45,433,608

Total liabilities and stockholders’ equity	$64,838,909

The accompanying notes are an integral part of these financial statements.

ALYST ACQUISITION CORP.
(a development stage company)

STATEMENTS OF OPERATIONS

	For the year ended June 30, 2008	For the period from August 16, 2006 (inception) through June 30, 2007	For the period from August 16, 2006 (inception) through June 30, 2008

Revenue	$—	$—	$—

Formation and operating costs	319,003	4,848	323,851

Loss from operations	(319,003)	(4,848)	(323,851)

Interest income, net	2,426,933	1,536	2,428,469

Income (loss) before provision for income taxes	2,107,930	(3,312)	2,104,618

Provision for income taxes	951,394	604	951,998

Net income (loss)	$1,156,536	$(3,916)	$1,152,620

Weighted average number of common shares outstanding excluding shares subject to possible conversion- basic and diluted	7,319,371	1,750,000

Basic and diluted net income (loss) per share	$0.16	$(0.00)

The accompanying notes are an integral part of these financial statements.

ALYST ACQUISITION CORP.
(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period from August 16, 2006 (inception) through June 30, 2008

	Common Stock		Additional	(Deficit) earnings accumulated during the development	Total stockholders’
	Shares	Amount	paid-in capital	stage	equity

Balance at August 16, 2006 (inception)	—	$—	$—	$—	$—

Common shares issued at inception at $0.014 per share	1,750,000	175	24,825	—	25,000

Net loss from August 16, 2006 (inception) through June 30, 2007	—	—	—	(3,916)	(3,916)

Balance at June 30, 2007	1,750,000	175	24,825	(3,916)	21,084

Sale of 8,044,400 units, net of underwriters’ discount and offering expenses of $2,973,036 (includes 2,413,319 shares subject to possible conversion)	8,044,400	804	61,381,360	—	61,382,164

Proceeds subject to possible conversion of 2,413,319 shares	—	(241)	(18,946,035)	—	(18,946,276)

Proceeds from issuance of insiders’ warrants	—	—	1,820,000	—	1,820,000

Proceeds from issuance of underwriters’ purchase option	—	—	100	—	100

Net income for year ended June 30, 2008	—	—	—	1,156,536	1,156,536

Balance at June 30, 2008	9,794,400	$738	$44,280,250	$1,152,620	$45,433,608

The accompanying notes are an integral part of these financial statements.

ALYST ACQUISITION CORP.
(a development stage company)

STATEMENTS OF CASH FLOWS

	For the year ended June 30, 2008	For the period from August 16, 2006 (inception) through June 30, 2007	For the period from August 16, 2006 (inception) through June 30, 2008
Cash flows from operating activities
Net income (loss)	$1,156,536	$(3,916)	$1,152,620
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Prepaid expenses	(43,476)	—	(43,476)
Accrued expenses	457,025	2,000	459,025
Net cash provided by (used in) operating activities	1,570,085	(1,916)	1,568,169

Cash flows from investing activities
Cash held in trust account restricted	(63,154,286)	—	(63,154,286)
Cash held in trust account, interest available for working capital and taxes	(749,337)	—	(749,337)
Deferred target acquisition costs	(472,752)	—	(472,752)
Net cash used in investing activities	(64,376,375)	—	(64,376,375)

Cash flows from financing activities
Proceeds from issuance of common stock to initial stockholders	—	25,000	25,000
Proceeds from notes payable to stockholders	—	150,000	150,000
Gross proceeds from initial public offering	64,355,200	—	64,355,200
Proceeds from issuance of insiders’ warrants	1,820,000	—	1,820,000
Proceeds from issuance of underwriters’ purchase option	100	—	100
Payment of notes payable to stockholders	(150,000)	—	(150,000)
Payment of offering costs	(2,865,439)	(107,597)	(2,973,036)
Net cash provided by financing activities	63,159,861	67,403	63,227,264

Net increase in cash	353,571	65,487	419,058
Cash at beginning of period	65,487	—	—
Cash at end of period	$419,058	$65,487	$419,058

Supplemental disclosures of non-cash transactions:
Cash paid during period for:
Interest	$951	$—	$951
Taxes	$1,207,875	$604	$1,208,479

Accrual for deferred offering costs:
Deferred offering costs	$—	$20,123	$—
Accrued offering costs	$—	$(20,123)	$—

The accompanying notes are an integral part of these financial statements.

ALYST ACQUISITION CORP.
(a development stage company)
Notes to Financial Statements

NOTE 1. Organization and Business Operations

Alyst Acquisition Corp. (the “Company”) was incorporated in Delaware on August 16, 2006 as a blank check company to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business (“Business Combination”).

All activity from August 16, 2006 through July 5, 2007 relates to the Company’s formation and the public offering described below. Since July 6, 2007, the Company has been searching for a target business to acquire. The Company has selected June 30 as its fiscal year end.

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

An amount of $63,154,286 (or approximately $7.85 per share) of the net proceeds of the Offering and the sale of the insiders’ warrants (see Note 3) was placed in a trust account (“Trust Account”) upon the consummation of the Offering. The proceeds held in the Trust Account may be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of the Company's initial Business Combination or (ii) liquidation of the Company. As of June 30, 2008, the balance in the Trust Account was $63,647,142, which includes $492,856 which is available for working capital purposes and $256,481 of prepaid income taxes included in total cash held in trust account, interest available for working capital and taxes. The balance of $63,154,286 has been classified on the June 30, 2008 balance sheet as cash held in trust account, restricted. Since the inception of the Trust Account through June 30, 2008, $2,411,857 has been earned in cumulative interest, of which $1,919,000 has been transferred out of the Trust Account to the operating account of the Company for working capital and tax purposes. During the year ended June 30, 2008 all of the funds in the Trust Account were invested in Western Asset Institutional Government Money Market Fund Class A. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

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

ALYST ACQUISITION CORP.
(a development stage company)
Notes to Financial Statements

NOTE 1. Organization and Business Operations (Continued)

The Company, after signing a definitive agreement for a Business Combination with a target business or businesses, is required to submit such transaction for stockholder approval. In the event that the stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”) have agreed to vote all of their Founders’ Common Stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting restrictions will no longer apply.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash from the Trust Account. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 30% (minus 1 share) of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

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

The Initial Stockholders have waived their rights to participate in any liquidation distribution, but only with respect to the 1,750,000 shares issued at inception at $0.014 per share (the “Founders’ Common Stock”); they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following the Offering.

NOTE 2. Summary of Significant Accounting Policies

Going Concern and Management’s Plan and Intentions:

As of June 30, 2008, excluding Cash held in the Trust Account - restricted of $63,154,286, the Company had working capital of $1,225,598. The Company’s only source of income, to enable it to continue to fund its search for an acquisition candidate, is the interest it earns on its money not held in the Trust Account. These funds may not be sufficient to maintain the Company until a business combination is consummated. In addition, there can be no assurance that the Company will enter into a Business Combination prior to June 29, 2009. Pursuant to its Amended and Restated Certificate of Incorporation, the Company would have to liquidate pursuant to a dissolution plan and return the funds held in the Trust Account to the holders of shares issued in the Offering as previously described. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These audited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

ALYST ACQUISITION CORP.
(a development stage company)
Notes to Financial Statements

NOTE 2. Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk:

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At June 30, 2008, financial instruments that potentially expose the Company to credit risk consist of cash. The Company maintains its cash balances in various financial institutions. The Federal Deposit Insurance Corporation insures balances in bank accounts up to $100,000 and the Securities Investor Protection Corporation insures balances up to $500,000 in brokerage accounts. At June 30, 2008, the uninsured balances amounted to approximately $63,400,000. Management believes the risk of loss to be minimal.

Cash held in Trust Account—restricted:

The Company considers the restricted portion of the funds held in the Trust Account as being a non-current asset. A current asset is one that is reasonably expected to be used to pay current liabilities, such as accounts payable or short-term debt or to pay current operating expenses, or will be used to acquire other current assets. Since the acquisition of a business is principally considered to be a long-term purpose, with long-term assets such as property and intangibles, typically being a major part of the acquired assets, the Company has reported the funds anticipated to be used in the acquisition as a non-current asset.

Accretion of Trust Account relating to common stock subject to possible conversion:

The Company records accretion, if any, of the income earned in the trust account relating to the common stock subject to possible conversion based on the excess of the earnings for the period over the amount which is available to be used for working capital and taxes. Since 30% (less one share) of the shares issued in the Offering are subject to possible conversion, the portion of the excess earnings related to those shares will be reflected on the balance sheet as part of “Common stock subject to possible conversion” and is deducted from “Additional paid-in capital”. The portion of the excess earnings will also be presented as a deduction from the net income on the Statements of Operations to appropriately reflect the amount of net income which would remain available to the common stockholders who did not elect to convert their shares to cash. At June 30, 2008 there was no accretion of income due to stockholders.

Earnings Per Share:

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 2,413,319 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the 9,864,400 outstanding Warrants issued in connection with the Public Offering and the Insiders’ Warrants described in Note 3 have not been considered in the diluted earnings per share calculation since the Warrants are contingent upon the occurrence of future events, and therefore, are not includable in the calculation of diluted earnings per share in accordance with SFAS 128.

ALYST ACQUISITION CORP.
(a development stage company)
Notes to Financial Statements

NOTE 2. Summary of Significant Accounting Policies (Continued)

Stock Based Compensation:

The Company accounts for stock options and warrants using the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share based compensation awards including shares issued under employment stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123(R), share based payment awards will be measured at fair value on the awards grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements.

Fair Value of Financial Instruments:

 The carrying value of cash, investments held in the Trust Account, and accrued expenses are reasonable estimates of the fair values due to their short-term maturity.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued and Adopted Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption was permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of SFAS No. 157. The Company does not expect that the adoption will have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs.  More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard.  SFAS 141R promotes greater use of fair values in financial reporting. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings.  SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.  SFAS 141R will have an impact on accounting for any business acquired after the effective date of this pronouncement.

ALYST ACQUISITION CORP.
(a development stage company)
Notes to Financial Statements

NOTE 2. Summary of Significant Accounting Policies (Continued)

Recently Issued and Adopted Accounting Pronouncements (Continued):

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (‘‘SAB 110’’). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the ‘‘simplified’’ method in developing an estimate of the expected term of ‘‘plain vanilla’’ share options and allows usage of that method for option grants prior to December 31, 2007. SAB 110 allows public companies which do not have sufficient historical experience to provide a reasonable estimate to continue the use of this method for estimating the expected term of ‘‘plain vanilla’’ share option grants after December 31, 2007. The adoption of this pronouncement by the Company in fiscal 2008 has not had an effect on its financial statements.

In February 2008, the FASB issued Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This accounting guidance presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing shall be evaluated separately under SFAS No. 140. Staff Position No. FAS 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. Early adoption is prohibited. Management is evaluating the potential effect this guidance may have on our financial condition and results of operations.

In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. 157-1 and No. 157-2, which respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSP’s) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s results of operations or financial condition.

ALYST ACQUISITION CORP.
(a development stage company)
Notes to Financial Statements

NOTE 2. Summary of Significant Accounting Policies (Continued)

Recently Issued and Adopted Accounting Pronouncements (Continued):

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected. Management is evaluating the potential effect this guidance may have on the Company’s financial condition and results of operations.

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

In June 2008, FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two- class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ALYST ACQUISITION CORP.
(a development stage company)
Notes to Financial Statements

NOTE 3. Initial Public Offering

On July 5, 2007, the Company sold 8,044,400 Units, including 1,044,400 units from the exercise of the underwriters’ over-allotment option, at a Offering price of $8.00 per unit. Each unit (“Unit”) consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or June 29, 2008 and expiring June 28, 2011. The Company may redeem the Warrants, with prior consent of Ferris, Baker Watts Incorporated and Jesup & Lamont Securities Corporation, the representatives (“Representatives”) of the underwriters of the Offering, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to settle the warrant exercise, whether by net cash settlement or otherwise. Consequently, the Warrants may expire unexercised and unredeemed and an investor in the Offering may effectively pay the full unit price solely for the shares of common stock included in the units (since the Warrants may expire worthless).

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

NOTE 4. Income Taxes

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

The Company has identified its federal, New York State and New York City returns as “major” tax jurisdictions. Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on August 16, 2006, the evaluation was performed for the tax years ending in 2007 and 2008, which are the only periods subject to examination.

ALYST ACQUISITION CORP.
(a development stage company)
Notes to Financial Statements

NOTE 4. Income Taxes (Continued)

The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from August 16, 2006 (inception) through June 30, 2008. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

The provision for income tax consists of the following:

	For the year ended June 30, 2008	For the period from August 16, 2006 (inception) through June 30, 2007	For the period from August 16, 2006 (inception) through June 30, 2008
Current:
Federal	$597,899	$—	$597,899
State and Local	353,495	604	354,099
Deferred:
Federal	—	—	—
State and Local	—	—	—
Total provision for income taxes	$951,394	$604	$951,998

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. There are no deferred tax assets or liabilities as of June 30 2008.

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to income (loss) from continuing operations before provision for income taxes is as follows:

	For the year ended June 30, 2008	For the period from August 16, 2006 (inception) through June 30, 2007	For the period from August 16, 2006 (inception) through June 30, 2008

Tax provision at statutory rate	34%	34%	34%
State and local taxes (net of federal tax benefit)	11	—	11
Losses not providing benefits	—	(34)	—

	45%	0%	45%

ALYST ACQUISITION CORP.
(a development stage company)
Notes to Financial Statements

NOTE 5. Commitments and Contingencies

The Company entered into an agreement with the underwriters of the Offering (the “Underwriting Agreement”). Under the terms of the Underwriting Agreement, the Company paid an underwriting discount of 3.723% ($2,395,914) of the gross proceeds in connection with the consummation of the Offering and has placed 3.277% ($2,108,950) of the gross proceeds in the Trust Account which will be paid to the underwriters only upon consummation of a Business Combination. Additionally, the Company has placed $560,000 in the Trust Account representing the non-accountable expense allowance due from the Offering which will be paid to the underwriters only upon consummation of a Business Combination. The Company did not pay any discount related to the insiders’ warrants. The Underwriters have waived their rights to receive payments from the Trust Account of $2,108,950 of underwriting discounts and $560,000 of expense reimbursements, which are due under the Underwriting Agreement if the Company is unable to consummate a Business Combination prior to June 29, 2009.

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

The Initial Stockholders have waived their right to receive distribution with respect to the Founders’ Common stock upon the Company’s liquidation.

The Company engaged SMH Capital, on April 13, 2008 to perform consulting services in connection with a prospective transaction regarding the Company. The agreement requires SMH Capital to analyze an acquisition candidate (the “Target”) including their financial condition, market valuation and future business and financial prospects. Additionally evaluate the potential business synergies, cost savings and potential proforma financial and strategic impact on the Company and its stockholders. Finally to render a fairness opinion evaluating the fairness of the transaction from a financial point of view to the stockholders of the Company and opine on whether the fair market value of the Target is at least equal to 80% if the net assets of the Company. The cost to the Company will be $150,000.

The Company engaged Skillnet, on April 13, 2008 to provide a qualified due diligence on the Target, focusing on market potential, competitive situations, business concepts, marketing, and financial projections. The cost to the Company will be $100,000.

ALYST ACQUISITION CORP.
(a development stage company)
Notes to Financial Statements

NOTE 6. Preferred Stock

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

NOTE 7. Common Stock

The Company is authorized to issue 30,000,000 shares of common stock with a par value of $.0001 per share.

On August 16, 2006, the Company issued 1,750,000 shares of common stock to its initial stockholders for $25,000 in cash, at a purchase price of approximately $0.014 per share.

On July 5, 2007, the Company issued 8,044,400 Units, including 1,044,400 Units pursuant to the underwriters’ over-allotment option, at the offering price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant. (See Note 3).

At June 30, 2008 and 2007, there were 10,464,400, and 0 shares, respectively of common stock reserved for issuance upon exercise of Warrants and the Insiders’ Warrants.

NOTE 8. Subsequent Event

On August 13, 2008, the Company signed an agreement and plan of merger to acquire all of the issued and outstanding shares of China Networks Media Ltd., a British Virgin Islands company (“China Networks”) which owns and is in the process of acquiring broadcast television advertising rights in the People’s Republic of China. As part of the transaction, the Company proposes to redomesticate to the British Virgin Islands by means of merging with its wholly-owned subsidiary, China Networks International Holdings, Ltd., a British Virgin Islands company, immediately prior to consummating its transaction with China Networks.

Pursuant to the transaction, China Networks will become a wholly-owned subsidiary of the Company and the holders of the capital stock of China Networks will receive, upon the effectiveness of the merger, an aggregate of (i) 2,880,000 shares and (ii) $17,000,000 in cash. The holders of ordinary shares of China Networks will also be entitled to receive up to $6,000,000 of additional cash and 9,000,000 additional shares upon attaining certain performance milestones.

Additionally, the holders of the capital stock of China Networks will be entitled to receive up to $24,900,000 of the cash received by the Company from the exercise of outstanding warrants. There remain a number of conditions to the Company’s completing the acquisition of China Networks, including approval by Alyst’s stockholders of the redomestication and the business combination and approval by the shareholders of China Networks of the merger agreement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of September, 2008.

ALYST ACQUISITION CORP.

By:	/s/ Dr. William Weksel
Dr. William Weksel
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert A. Schriesheim	Chairman of the Board	September 25, 2008
Robert A. Schriesheim

/s/ Dr. William Weksel	Chief Executive Officer	September 25, 2008
Dr. William Weksel	(Principal Executive Officer) and Director

/s/ Michael E. Weksel	Chief Operating Officer, Chief Financial Officer and Director	September 25, 2008
Michael E. Weksel	(Principal Financial and Accounting Officer)

/s/ Paul Levy	Director	September 25, 2008
Paul Levy

/s/ Matthew Botwin	Director	September 25, 2008
Matthew Botwin

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation.*
3.2	By-laws.*
4.1	Specimen Unit Certificate.*
4.2	Specimen Common Stock Certificate.*
4.3	Specimen Warrant Certificate.*
4.4	Form of Unit Purchase Option granted to Representatives.*
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.1	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Michael E. Weksel.*
10.2	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Robert H. Davies.*
10.3	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and William E. Weksel.*
10.4	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Robert A. Schriesheim.*
10.5	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Paul Levy.*
10.6	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Matthew Botwin.*
10.7	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Ira Hollenberg IRA.*
10.8	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Leon Silverman Trust Fund.*
10.9	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Norbert W. Strauss.*
10.10	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and David Strauss.*
10.11	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Jonathan Strauss.*
10.12	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.13	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.*
10.14	Form of Warrant Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Warrant Purchasers.*
10.15	Promissory Note issued to each of Dr. William Weksel, Robert A. Schriesheim, Robert H. Davies and Michael E. Weksel.*
10.16	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.*
10.17
Form of Subscription Agreements among the Registrant, Graubard Miller and each of Dr. William Weksel, Robert A. Schriesheim, Robert H. Davies, Michael E. Weksel, Paul Levy, Ira Hollenberg IRA, Leon Silverman Trust Fund, Norbert W. Strauss, David Strauss and Jonathan Strauss.*

10.18	Agreement and Plan of Merger, dated as of August 13, 2008, by and among the Registrant, China Networks Media Limited, MediaInv Ltd. and the other persons signatory thereto (the “Merger Agreement”).**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-138699).

**	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated August 13, 2008.