Form 10-Q
period 2008-09-30
Alyst Acquisition Corp.
filed 2008-11-10
CIK 1378451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 001-33563

ALYST ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5385199
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

233 East 69th Street #6J, New York, New York 10021
(Address of Principal Executive Offices) (Zip Code)

(646) 290-6104
(Registrant’s Telephone Number, Including Area Code)
N/A
Former Name, Former Address and Former Fiscal year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒      No    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒      No    ☐

As of November 4, 2008 there were 9,510,600 shares of Common Stock outstanding, 283,800 Units outstanding and 9,580,600 Warrants outstanding.

ALYST ACQUISITION CORP.
(a development stage company)

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

Pages
Part I. Financial Information

Item 1. Financial Statements

Condensed Balance Sheets at September 30, 2008 (Unaudited) and June 30, 2008	3

Condensed Statements of Income (Unaudited) for the three months ended September 30, 2008 and 2007, and for the period from August 16, 2006 (inception) through September 30, 2008	4

Condensed Statements of Changes in Stockholders’ Equity (Unaudited) for the period from August 16, 2006 (inception) through September 30, 2008	5

Condensed Statements of Cash Flows (Unaudited) for the three months ended September 30, 2008 and 2007, and for the period from August 16, 2006 (inception) through September 30, 2008	6

Notes to Unaudited Condensed Financial Statements	7-9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T. Controls and Procedures	12

Part II. Other Information

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submissions of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	13

Signatures	14

FORWARD-LOOKING STATEMENTS

This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	Ability to complete our initial business combination;
•	Success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•
Officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	Potential ability to obtain additional financing to complete our initial business combination;
•	Limited pool of prospective target businesses;
•	The ability of our officers and directors to generate a number of potential investment opportunities;
•	Potential change in control if we acquire one or more target businesses for stock;
•	Our public securities’ potential liquidity and trading;
•	The delisting of our securities from the American Stock Exchange or the ability to have our securities listed on the American Stock Exchange following our initial business combination;
•	Use of proceeds not held in the trust account or available to us from interest and dividend income on the trust account balance; or
•	Financial performance.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”(refer to Part II, Item IA). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to “we,” “us” or “our company” refers to Alyst Acquisition Corp. References to “public stockholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

ii

ALYST ACQUISITION CORP.
(a development stage company)

CONDENSED BALANCE SHEETS

	September 30, 2008	June 30, 2008
	Unaudited
ASSETS

Current assets
Cash and cash equivalents	$722,578	$419,058
Cash held in trust account, interest and dividends available for working capital and taxes (including prepaid income taxes of $173,995 and $256,481 as of September 30, 2008 and June 30, 2008, respectively)	521,011	749,337
Prepaid expenses	21,656	43,476
Total current assets	1,265,245	1,211,871

Trust account, restricted
Cash held in trust account, restricted	63,154,286	63,154,286

Other assets
Deferred acquisition costs	683,330	472,752

Total assets	$65,102,861	$64,838,909

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$607,031	$459,025

Common stock subject to possible conversion, 2,413,319 shares at conversion value	18,946,276	18,946,276

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $.0001 par value, authorized 30,000,000 shares; issued and outstanding 9,794,400 shares (less 2,413,319 shares subject to possible conversion)	738	738
Additional paid-in capital	44,280,250	44,280,250
Income accumulated during the development stage	1,268,566	1,152,620
Total stockholders’ equity	45,549,554	45,433,608

Total liabilities and stockholders’ equity	$65,102,861	$64,838,909
The accompanying notes are an integral part of these condensed financial statements

ALYST ACQUISITION CORP.
(a development stage company)

CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the period from August 16, 2006 (inception) through September 30, 2008

Revenue	$—	$—	$—

Formation and operating costs	135,553	40,814	459,404

Loss from operations	(135,553)	(40,814)	(459,404)

Interest and dividend income, net	347,520	761,888	2,775,989

Income before provision for income taxes	211,967	721,074	2,316,585

Provision for income taxes	96,021	260,875	1,048,019

Net income	$115,946	$460,199	$1,268,566

Weighted average number of common shares outstanding excluding shares subject to possible conversion-basic and diluted	7,381,081	7,137,020

Basic and diluted net income per share	$0.02	$0.06

The accompanying notes are an integral part of these condensed financial statements

ALYST ACQUISITION CORP.
(a development stage company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period from August 16, 2006 (inception) through September 30, 2008
(Unaudited)

	Common Stock		Additional paid-	(Deficit) income accumulated during the development	Total stockholders’
	Shares	Amount	in capital	stage	equity

Balance at August 16, 2006 (inception)	—	$—	$—	$—	$—

Common shares issued at inception at $0.014 per share	1,750,000	175	24,825	—	25,000

Net loss from August 16, 2006 (inception) through June 30, 2007	—	—	—	(3,916)	(3,916)

Balance at June 30, 2007	1,750,000	175	24,825	(3,916)	21,084

Sale of 8,044,400 units, net of underwriters’ discount and offering expenses of $2,973,036 (includes 2,413,319 shares subject to possible conversion)	8,044,400	804	61,381,360	—	61,382,164

Proceeds subject to possible conversion of 2,413,319 shares	—	(241)	(18,946,035)	—	(18,946,276)

Proceeds from issuance of insiders’ warrants	—	—	1,820,000	—	1,820,000

Proceeds from issuance of underwriters’ purchase option	—	—	100	—	100

Net income for the year ended June 30, 2008	—	—	—	1,156,536	1,156,536

Balance at June 30, 2008	9,794,400	738	44,280,250	1,152,620	45,433,608

Net income for the three months ended September 30, 2008	—	—	—	115,946	115,946

Balance at September 30, 2008 (unaudited)	9,794,400	$738	$44,280,250	$1,268,566	$45,549,554

The accompanying notes are an integral part of these condensed financial statements

ALYST ACQUISITION CORP.
(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the period from August 16, 2006 (inception) through September 30, 2008
Cash flows from operating activities
Net income	$115,946	$460,199	$1,268,566
Adjustment to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Prepaid expenses	21,820	(76,946)	(21,656)
Accounts payable and accrued expenses	148,006	15,396	607,031
Income taxes payable	—	260,000	—
Net cash provided by operating activities	285,772	658,649	1,853,941

Cash flows from investing activities
Cash held in trust account, restricted	—	(63,154,286)	(63,154,286)
Cash held in trust account, interest and dividends available for working capital and taxes	228,326	(228,884)	(521,011)
Deferred acquisition costs	(210,578)	—	(683,330)
Net cash provided by (used in) investing activities	17,748	(63,383,170)	(64,358,627)

Cash flows from financing activities
Proceeds from issuance of common stock to initial stockholders	—	—	25,000
Proceeds from notes payable to stockholders	—	—	150,000
Gross proceeds from initial public offering	—	64,355,200	64,355,200
Proceeds from issuance of insiders’ warrants	—	1,820,000	1,820,000
Proceeds from issuance of underwriters’ purchase option	—	100	100
Payment of notes payable to stockholders	—	(150,000)	(150,000)
Payment of offering costs	—	(2,865,438)	(2,973,036)
Net cash provided by financing activities	—	63,159,862	63,227,264

Net increase in cash	303,520	435,341	722,578
Cash at beginning of period	419,058	65,487	—
Cash at end of period	$722,578	$500,828	$722,578

Cash paid during period for:
Interest	$—	$951	$951
Income taxes	$13,355	$875	$1,222,014

The accompanying notes are an integral part of these condensed financial statements

ALYST ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.	INTERIM FINANCIAL INFORMATION, ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Alyst Acquisition Corp.’s (the “Company”) unaudited, condensed interim financial statements as of September 30, 2008, and for the three months ended September 30, 2008, and 2007, and for the period from August 16, 2006 (inception) through September 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the June 30, 2008 balance sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP in these unaudited condensed financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2008 included in the Company’s Form 10-KSB filed on September 25, 2008. The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the June 30, 2008 financial statements.

The Company was incorporated in Delaware on August 16, 2006 as a blank check company to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business (“Business Combination”).

All activity from August 16, 2006 (inception) through July 5, 2007 relates to the Company’s formation and the public offering, described below. Since July 6, 2007, the Company has been searching for a target business to acquire. The Company has selected June 30 as its fiscal year end.

Going Concern and Management’s Plan and Intentions:

As of September 30, 2008, the Company had working capital of $658,214. Other than interest and dividend income of up to $1.68 million from the trust account, the Company’s only source of income, to enable it to continue to fund its search for an acquisition candidate, is the interest and dividends it earns on its cash not held in the Trust Account. These funds may not be sufficient to maintain the Company until a business combination is consummated. In addition, there can be no assurance that the Company will enter into a Business Combination prior to June 29, 2009. Pursuant to its Certificate of Incorporation, the Company would have to liquidate pursuant to a dissolution plan and return the funds held in the Trust Account to the holders of shares issued in the Offering as previously described. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ALYST ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.	INTERIM FINANCIAL INFORMATION, ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN (CONTINUED)

Concentration of Credit Risk:

Statement of Financial Accounting Standards (“SFAS”) No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At September 30, 2008, financial instruments that potentially expose the Company to credit risk consist of cash. The Company maintains its cash balances in U.S. Treasury only money market funds at various financial institutions. As of September 30, 2008 the Federal Deposit Insurance Corporation insured balances in bank accounts up to $100,000 ($250,000 effective October 3, 2008) and the Securities Investor Protection Corporation insured balances up to $500,000 in brokerage accounts. At September 30, 2008, the uninsured balances amounted to approximately $63.6 million.

Earnings Per Share:

The Company follows the provisions of SFAS No. 128, “Earnings per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 2,413,319 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the 9,864,400 outstanding Warrants issued in connection with the Public Offering and the Insiders’ Warrants have not been considered in the diluted earnings per share calculation since the Warrants are contingent upon the occurrence of future events, and therefore, are not includable in the calculation of diluted earnings per share in accordance with SFAS 128.

NOTE 2.	POTENTIAL ACQUISITION

On August 13, 2008, the Company signed an agreement and plan of merger to acquire all of the issued and outstanding shares of China Networks Media Ltd., a British Virgin Islands Company (“China Networks”) which owns and is in the process of acquiring television station operating assets in the People’s Republic of China (PRC). As part of the transaction, the Company will redomesticate to the British Virgin Islands by means of merging with its wholly owned subsidiary China Networks Holdings immediately prior to consummating its transaction with China Networks.

Pursuant to the transaction, China Networks will become a wholly owned subsidiary of the Company and the holders of the capital stock of China Networks will receive, upon the effectiveness of the merger, an aggregate of (i) 2,880,000 shares and (ii) $17,000,000 in cash. The holders of ordinary shares of China Networks will also be entitled to receive up to $6,000,000 of additional cash and 9,000,000 additional shares upon attaining certain performance milestones.

ALYST ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2.	POTENTIAL ACQUISITION (CONTINUED)

Additionally, the holders of the capital stock of China Networks will be entitled to receive up to $24,900,000 of the cash received by the Company from the exercise of outstanding warrants. There remain a number of conditions to the Company’s completing the acquisition of China Networks, including review by the U.S. Securities and Exchange Commission (the “SEC”) of the Company’s forthcoming proxy and the related registration statement and approval by the Company’s stockholders of the merger between the Company and China Networks.

NOTE 3.	COMMITMENTS AND CONTINGENCIES

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Unaudited Condensed Interim Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

We consummated our offering on July 5, 2007. All activity from August 16, 2006 (inception) through July 5, 2007 related to our formation and our offering. Since July 5, 2007, we have been searching for a prospective target business to acquire.

Results of Operations

From August 16, 2006 (inception) through September 30, 2008, we had net income of $1,268,566 derived from interest and dividend income of $2,775,989 offset by $459,404 of formation and operating costs, and $1,048,019 of income tax expense. For the three months ended September 30, 2008, we had net income of $115,946 derived from interest and dividend income of $347,520 offset by $135,553 of formation and operating costs, and $96,021 of income tax expense as compared to a net income of $460,199, $40,814 of formation and operating costs, and $260,875 of income taxes and by $761,888 of interest and dividend income for the three months ended September 30, 2007. The difference was due to the interest earned on the net proceeds received from the consummation of an offering on July 5, 2007 and the sale of the insider warrants, and the subsequent incurrence of costs related to searching for an acquisition candidate.

Financial Condition and Liquidity

Upon consummation of our offering and the sale of the insider warrants, $63,154,286 of the net proceeds was deposited in trust. The remaining net proceeds of $47,878 was available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing formation and operating costs. We intend to utilize our cash, including the funds held in the trust account, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other available cash will be used to finance the operations of the target business. At September 30, 2008, we had current assets of $1,265,245 and current liabilities of $607,031, leaving us with working capital of $658,214.

From the date of the consummation of the offering until such time as we effectuate a business combination, we may draw from the interest and dividends earned on the trust account (1) up to $1,680,000 for use as working capital, and (2) all funds necessary for us to meet our tax obligations. Since the offering, we have drawn from the trust account a total of $2,409,000, of which $1,223,564 was drawn to pay taxes and $1,185,436 was drawn for working capital purposes..

We believe we will have sufficient funds available to us from interest and dividends earned on the trust account to operate through the later of June 29, 2009 or the date upon which we consummate a business combination. Up to $1,680,000 of interest and dividends earned on the assets of the trust account are available to us for the payment of expenses associated with the due diligence and investigation of a target business or businesses, structuring, negotiating and documenting an initial business combination, legal, and accounting fess relating to our SEC reporting obligations and general working capital that will be used for miscellaneous expenses and reserves. Further, the Company may, from time to time, repurchase its securities in the open market or in privately-negotiated transactions from funds available, if any, from our working capital. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination. We would only consummate such a financing simultaneously with the consummation of a business combination. As needed, additional funds are also available to us from the interest and dividends earned on the assets of the trust account to pay all of our tax obligations.

However, these funds may not be sufficient to maintain us until a business combination is consummated. In addition, there can be no assurance that we will enter into a Business Combination prior to June 29, 2009. Pursuant to our Certificate of Incorporation, if we are unable to consummate a timely business combination, we would have to liquidate pursuant to a dissolution plan and return the funds held in the Trust Account to the holders of shares issued in the Offering as previously described.

Off-Balance Sheet Arrangements.

None.

Recent Developments

As discussed above under Note 2 Potential Acquisition, on August 13, 2008 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with China Networks Media Limited, a British Virgin Islands corporation (“China Networks”), and specified other persons, providing for, among other things, the redomestication of the Company from the State of Delaware to the British Virgin Islands (the “Redomestication Merger”) and the merger of a wholly-owned subsidiary of the Company into China Networks (the "Business Combination"). Consummation of the transactions contemplated by the Merger Agreement are conditioned upon, among other things, (i) approval of the Redomestication Merger and the Business Combination by our shareholders and (ii) approval of the Merger Agreement and the Business Combination by the shareholders of China Networks.

There can be no assurance that the Merger Agreement will be approved by each company’s stockholders or that a suitable alternative business combination transaction can be effected prior to June 29, 2009, at which point our corporate existence will cease and we will be required to liquidate.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

The information to be reported under this Item is not required of smaller reporting companies.

ITEM 4T. Controls and Procedures.

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Based upon their evaluation as of September 30, 2008, our Principal Executive and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective at that reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the most recently completed fiscal quarter.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. RISK FACTORS.

The information to be reported under this Item is not required of smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Submission of Matters to a Vote of Security Holders.

None

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

(a) Exhibits:

31.1 – Section 302 Certification by Principal Executive Officer

31.2 – Section 302 Certification by Principal Financial and Accounting Officer

32 – Section 906 Certification by Principal Executive Officer and Principal Financial and Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALYST ACQUISITION CORP.

Dated: November 10, 2008
	By:	/s/ Dr. William Weksel
Dr. William Weksel
Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2008
	By:	/s/ Michael E. Weksel
Michael Weksel
Chief Operating Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)