Form 10-Q
period 2008-12-31
Alyst Acquisition Corp.
filed 2009-02-13
CIK 1378451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

Yes      ☒                No      ☐

As of February 10, 2009, 9,794,400 shares of the registrants’ common stock par value $0.0001 per share were outstanding.

ALYST ACQUISITION CORP. AND SUBSIDIARIES
(a development stage company)

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER  31, 2008

TABLE OF CONTENTS

		Pages
Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at December 31, 2008 (Unaudited) and June 30, 2008	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended December 31, 2008 and 2007, and for the period from August 16, 2006 (inception) through December 31, 2008	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity
	(Unaudited) for the period from August 16, 2006 (inception) through
	December 31, 2008	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six
	months ended December 31, 2008 and 2007, and for the period from
	August 16, 2006 (inception) through December 31, 2008	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T.	Controls and Procedures	12

Part II. Other Information

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submissions of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signature		14

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
•
Officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination,as a result of which they would then receive expense reimbursements;

•	Potential ability to obtain additional financing to complete our initial business combination;
•	Limited pool of prospective target businesses;
•	The ability of our officers and directors to generate a number of potential investment opportunities;
•	Potential change in control if we acquire one or more target businesses for stock;
•	Our public securities’ potential liquidity and trading;
•
The delisting of our securities from the New York Stock Exchange Alternext or the ability to have our securities listed on the New York Stock Exchange Alternext following our initial business combination;

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

References in this report to “we,” “us” or “our company” refers to Alyst Acquisition Corp. and Subsidiaries.  References to “public stockholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

ii

ALYST ACQUISITION CORP. AND SUBSIDIARIES
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	June 30, 2008
	Unaudited
ASSETS

Current assets
Cash and cash equivalents	$844,624	$419,058
Cash held in trust account, interest and dividends available for working capital and taxes (including prepaid income taxes of $193,741 and $256,481 as of December 31, 2008 and June 30, 2008, respectively)	239,034	749,337
Prepaid expenses	—	43,476
Total current assets	1,083,658	1,211,871

Trust account, restricted
Cash held in trust account, restricted	63,183,711	63,154,286

Other assets
Deferred acquisition costs	730,336	472,752

Total assets	$64,997,705	$64,838,909

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$519,871	$459,025

Common stock subject to possible conversion, 2,413,319 shares at conversion value	18,955,104	18,946,276

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $.0001 par value, authorized 30,000,000 shares; issued and outstanding 9,794,400 shares (less 2,413,319 shares subject to possible conversion)	738	738
Additional paid-in capital	44,271,422	44,280,250
Income accumulated during the development stage	1,250,570	1,152,620
Total stockholders’ equity	45,522,730	45,433,608

Total liabilities and stockholders’ equity	$64,997,705	$64,838,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALYST ACQUISITION CORP. AND SUBSIDIARIES
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended December 31, 2008	For the three months ended December 31, 2007	For the six months ended December 31, 2008	For the six months ended December 31, 2007	For the period from August 16, 2006 (inception) through December 31, 2008

Revenue	$—	$—	$—	$—	$—

Formation and operating costs	103,891	41,599	239,444	82,413	563,295

Loss from operations	(103,891)	(41,599)	(239,444)	(82,413)	(563,295)

Interest and dividend income	133,697	744,043	481,217	1,505,931	2,909,686

Income before provision for income taxes	29,806	702,444	241,773	1,423,518	2,346,391

Provision for income taxes	47,802	530,000	143,823	790,875	1,095,821

Net income (loss)	$(17,996)	$172,444	$97,950	$632,643	$1,250,570

Accretion of trust income relating to common stock subject to possible conversion	(8,828)	—	(8,828)	—	(8,828)

Net income (loss) attributable to common stockholders	$(26,824)	$172,444	$89,122	$632,643	$1,241,742

Weighted average number of common shares outstanding excluding shares subject to possible conversion-basic and diluted	7,381,081	7,318,884	7,381,081	7,259,452

Basic and diluted net income per share	$(.00)	$0.02	$.01	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALYST ACQUISITION CORP. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period from August 16, 2006 (inception) through December 31, 2008
(Unaudited)
	Common Stock		Additional paid-	Income (deficit) accumulated during the development	Total stockholders’
	Shares	Amount	in capital	Stage	equity

Balance at August 16, 2006 (inception)	—	$—	$—	$—	$—

Common shares issued at inception at $0.014 per share	1,750,000	175	24,825	—	25,000

Net loss from August 16, 2006 (inception) through June 30, 2007	—	—	—	(3,916)	(3,916)

Balance at June 30, 2007	1,750,000	175	24,825	(3,916)	21,084

Sale of 8,044,400 units, net of underwriters’ discount and offering expenses of $2,973,036 (includes 2,413,319 shares subject to possible conversion)	8,044,400	804	61,381,360	—	61,382,164

Proceeds subject to possible conversion of 2,413,319 shares	—	(241)	(18,946,035)	—	(18,946,276)

Proceeds from issuance of insiders’ warrants	—	—	1,820,000	—	1,820,000

Proceeds from issuance of underwriters’ purchase option	—	—	100	—	100

Net income for the year ended June 30, 2008	—	—	—	1,156,536	1,156,536

Balance at June 30, 2008	9,794,400	738	44,280,250	1,152,620	45,433,608

Accretion of trust income relating to common stock subject to possible conversion	—	—	(8,828)	—	(8,828)

Net income for the six months ended December 31, 2008	—	—	—	97,950	97,950

Balance at December 31, 2008 (unaudited)	9,794,400	$738	$44,271,422	$1,250,570	$45,522,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALYST ACQUISITION CORP. AND SUBSIDIARIES
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended December 31, 2008	For the six months ended December 31, 2007	For the period from August 16, 2006 (inception) through December 31, 2008
Cash flows from operating activities
Net income	$97,950	$632,643	$1,250,570
Adjustment to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Prepaid expenses	43,476	(59,617)	—
Accounts payable and accrued expenses	60,846	15,704	519,871
Net cash provided by operating activities	202,272	588,730	1,770,441

Cash flows from investing activities
Trust account, restricted	(29,425)	(63,154,286)	(63,183,711)
Cash held in trust account, interest and dividends available for working capital and taxes	510,303	(487,859)	(239,034)
Deferred acquisition costs	(257,584)	—	(730,336)
Net cash provided by (used in) investing activities	223,294	(63,642,145)	(64,153,081)

Cash flows from financing activities
Proceeds from issuance of common stock to initial stockholders	—	—	25,000
Proceeds from notes payable to stockholders	—	—	150,000
Gross proceeds from initial public offering	—	64,355,200	64,355,200
Proceeds from issuance of insiders’ warrants	—	1,820,000	1,820,000
Proceeds from issuance of underwriters’ purchase option	—	100	100
Payment of notes payable to stockholders	—	(150,000)	(150,000)
Payment of offering costs	—	(2,865,439)	(2,973,036)
Net cash provided by financing activities	—	63,159,861	63,227,264

Net increase in cash	425,566	106,446	844,624
Cash at beginning of period	419,058	65,487	—
Cash at end of period	$844,624	$171,933	$844,624

Cash paid during period for:
Income taxes	$67,800	$790,000	$1,291,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALYST ACQUISITION CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	INTERIM FINANCIAL INFORMATION, ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

These unaudited condensed consolidated interim financial statements as of December 31, 2008, and for the three and six months ended December 31, 2008, and 2007, and for the period from August 16, 2006 (inception) through December 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the June 30, 2008 balance sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP in these unaudited condensed financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2008 included in the Company’s Form 10-KSB filed on September 25, 2008. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the June 30, 2008 financial statements.

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

Principles of Consolidation:

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly–owned subsidiaries, China Networks International Holdings Ltd and China Networks Merger Co., Ltd, after elimination of all intercompany accounts and transactions.  These subsidiaries were organized as British Virgin Islands companies on April 17, 2008 for the purpose of consummating the acquisition described in Note 2 “Potential Acquisition”.

Going Concern and Management’s Plan and Intentions:

As of December 31, 2008, the Company had working capital of $563,787. Other than interest and dividend income of up to $1.68 million from the trust account, the Company’s only source of income, to enable it to continue to fund its search for an acquisition candidate, is the interest and dividends it earns on its cash not held in the Trust Account.  These funds may not be sufficient to maintain the Company until a business combination is consummated. In addition, there can be no assurance that the Company will enter into a Business Combination prior to June 29, 2009.  Pursuant to its Certificate of Incorporation, the Company would have to liquidate pursuant to a dissolution plan and return the funds held in the Trust Account to the holders of shares issued in the Offering as previously described. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ALYST ACQUISITION CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	INTERIM FINANCIAL INFORMATION, ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN (CONTINUED)

Concentration of Credit Risk:

Statement of Financial Accounting Standards (“SFAS”) No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At December 31, 2008, financial instruments that potentially expose the Company to credit risk consist of cash. The Company maintains its cash balances in U.S. Treasury only money market funds at various financial institutions. As of December 31, 2008 the Federal Deposit Insurance Corporation insured balances in bank accounts up to $250,000 and the Securities Investor Protection Corporation insured balances up to $500,000 in brokerage accounts. At December 31, 2008, the uninsured balances amounted to approximately $63,323,628.

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

ALYST ACQUISITION CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	POTENTIAL ACQUISITION (CONTINUED)

Additionally, the holders of the capital stock of China Networks will be entitled to receive up to $21,910,000 (as amended - see Note 4) of the cash received by the Company from the exercise of outstanding Alyst warrants. There remain a number of conditions to the Company’s completing the acquisition of China Networks, including review by the U.S. Securities and Exchange Commission (the “SEC”) of the Company’s proxy and the related registration statement and approval by the Company’s stockholders of the merger between the Company and China Networks.

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

NOTE 4.	SUBSEQUENT EVENTS

On January 12, 2009, Michael E. Weksel, the Company’s chief financial officer (“CFO”), secretary and director, was appointed CFO of China Networks Media Ltd. He will continue to serve in his current capacities with the Company and is expected post-merger to serve as CFO of the surviving entity, China Networks International Holdings, Ltd., currently a wholly-owned British Virgin Islands subsidiary of the Company.

On January 28, 2009, the parties to the agreement and plan of merger entered into Amendment No. 1 to the agreement which reduced, among other things, the amount of cash the holders of the capital stock of China Networks will be entitled to receive from the proceeds, if any, of the exercise of Alyst outstanding warrants from up to $24,910,000 to up to $21,910,000.

On January 30, 2009 a subsidiary of the Company filed a registration statement on Form S-4 containing a preliminary proxy statement/prospectus regarding the potential acquisition discussed in Note 2, for the registration of shares, warrants and units that may be issuable in that transaction. The Company separately filed the preliminary proxy statement/prospectus to seek stockholder approval of the transaction.

The Company issued a press release on January 26, 2009, confirming the resignation of Paul Levy, a director, on January 20, 2009.  Mr. Levy resigned for personal reasons. There was no disagreement between Alyst and Mr. Levy that led to his resignation.

On January 23, 2009, the Company’s board of directors (the “Board”) appointed Stephen J. DeGroat to the  Board as an independent director.

On February 10, 2009, the Company received a letter from the NYSE Alternext US indicating it did not meet one of the Exchange’s continued listing standards since it did not hold an annual meeting of stockholders in 2008. The Company will submit a plan of compliance to the Exchange by March 10, 2009 demonstrating the Company’s ability to regain compliance with the continued listing standards by August 11, 2009. If the Company’s plan is not accepted by the Exchange, the Company will be subject to delisting procedures.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Unaudited Condensed Consolidated Interim Financial Statements and footnotes thereto contained in this report.

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

We consummated our offering on July 5, 2007. All activity from August 16, 2006 (inception) through July 5, 2007 related to our formation and our offering. Since July 5, 2007, we have been searching for a prospective target business to acquire and have executed an agreement and plan of merger with China Networks Media Ltd.

Results of Operations

From August 16, 2006 (inception) through December 31, 2008, we had net income of $1,250,570 derived from interest and dividend income of $2,909,686 offset by $563,295 of formation and operating costs, and $1,095,821 of income tax expense. For the three and six months ended December 31, 2008, we had net income (loss) of $(17,996) and $97,950 respectively, derived from interest and dividend income of $133,697 and $481,217 respectively, offset by $103,891 and $239,444 respectively, of formation and operating costs, and $47,802 and $143,823 respectively of income tax expense as compared to a net income of $172,444 and $632,643 derived from, $41,599 and $82,413 of formation and operating costs, and $530,000 and $790,875 of income taxes offset by $744,043 and $1,505,931 of interest and dividend income for the three  and nine months ended December 31, 2007, respectively. The difference was due to the interest earned on the net proceeds received from the consummation of our offering on July 5, 2007 and the sale of the insider warrants, and the subsequent costs incurred related to our search for an acquisition candidate.

Financial Condition and Liquidity

Upon consummation of our offering and the sale of the insider warrants, $63,154,286 of the net proceeds was deposited in trust. The remaining net proceeds of $47,878 was available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing formation and operating costs. We intend to utilize our cash, including the funds held in the trust account, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other available cash will be used to finance the operations of the target business. At December 31, 2008, we had current assets of $1,083,658 and current liabilities of $519,871, leaving us with working capital of $563,787.

From the date of the consummation of the offering until such time as we effectuate a business combination, we may draw from the interest and dividends earned on the trust account (1) up to $1,680,000 for use as working capital, and (2) all funds necessary for us to meet our tax obligations. Since the offering, we have drawn from the trust account a total of $2,809,000, of which $1,291,112 was drawn to pay taxes and $1,517,888 was drawn for working capital purposes.  An additional $239,034 remains in the trust account of which $45,293 can be used for working capital and $193,741 of prepaid taxes to be applied towards future tax obligations.

We believe we will have sufficient funds available to us from interest and dividends earned on the trust account to operate through the later of June 29, 2009 or the date upon which we consummate a business combination.  As previously described, up to $1,680,000 of interest and dividends earned on the assets of the trust account are available to us for the payment of expenses associated with the due diligence and investigation of a target business or businesses, structuring, negotiating and documenting an initial business combination, legal, and accounting fess relating to our SEC reporting obligations and general working capital that will be used for miscellaneous expenses and reserves. Further, the Company may, from time to time, repurchase its common stock, warrants and units in the open market or in privately-negotiated transactions. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination. We would only consummate such a financing simultaneously with the consummation of a business combination. As needed, additional funds are also available to us from the interest and dividends earned on the assets of the trust account to pay all of our tax obligations.

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

On January 30, 2009, a subsidiary of the Company filed a registration statement on Form S-4 containing the preliminary proxy statement/prospectus regarding the potential acquisition discussed in Note 2, and a prospectus for the registration of shares, warrants and units that may be issuable in that transaction. The Company separately filed the preliminary proxy statement/prospectus to seek stockholder approval of the transaction.

There can be no assurance that the Merger Agreement will be approved by each company’s stockholders or that a suitable alternative business combination transaction can be effected prior to June 29, 2009, at which point our corporate existence will cease and we will be required to liquidate.

For further information, see Notes 2 and 4 of Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Based upon their evaluation as of December 31, 2008, our Principal Executive and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective at such date.

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

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

(a) Exhibits:

31 – Section 302 Certification by Principal Executive Officer and Principal Financial and Accounting Officer

32 – Section 906 Certification by Principal Executive Officer and Principal Financial and Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALYST ACQUISITION CORP.

Dated: February 12, 2009
	By:	s/s William Weksel
Dr. William Weksel
Chief Executive Officer
(Principal Executive Officer)

Dated: February 12, 2009
	By:	s/s Michael Weksel
Michael Weksel
Chief Operating Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)