Form 10-K/A
period 2008-06-30
Alyst Acquisition Corp.
filed 2009-04-06
CIK 1378451

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 001-33563

ALYST ACQUISITION CORP.
(Name of Small Business Issuer in Its Charter)

Delaware	20-5385199
(State of Incorporation)	(Small Business Issuer
I.R.S. Employer I.D. Number)

233 East 69th Street, #6J, New York, New York	10021
(Address of principal executive offices)	(Zip Code)

646-290-6104
 (Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units, each consisting of one share of Common Stock, par value $.0001 per share, and one Warrant to purchase one share of Common Stock	NYSE Alternext US
Common Stock, $.0001 par value per share	NYSE Alternext US
Warrants to purchase shares of Common Stock	NYSE Alternext US

Securities registered pursuant to Section 12(g) of the Act:
None

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act   ☐

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.      Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☒  No ☐

Issuer’s revenues for the fiscal year ended June 30, 2008 was $0.

As of September 23, 2008, the aggregate market value of the voting and non-voting common equity (8,044,400 shares of Common Stock) held by non-affiliates of the Registrant was $60,333,000, based upon the closing sales price of the Common Stock on such date of $7.50 per share, as reported by the NYSE Alternext US.

As of September 23, 2008, there were 9,504,300 shares of Common Stock outstanding, 290,100 Units outstanding and 9,574,300 Warrants outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are filing this abbreviated Amendment No. 1 to the Annual Report on Form 10-KSB (this “Form 10-KSB/A No. 1”) of Alyst Acquisition Corp. (the “Company”) for the fiscal year ended June 30, 2008, previously filed with the Securities and Exchange Commission (the “SEC”) on September 25, 2008 (the “2008 Form 10-KSB”), to effect the amendment described below:

Part III, Item 13. Exhibits. We have revised the certifications contained in Exhibits 31.1 and 31.2 to include the complete information required by Item 601(b)(31) of Regulation S-B, which was inadvertently omitted in the 2008 Form 10-KSB.

Except for the amendment described above, this Form 10-KSB/A No. 1 does not revise, update, or in any way affect any information or disclosure contained in the 2008 Form 10-KSB and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10-KSB/A No. 1 should be read in conjunction with our SEC filings made subsequent to the 2008 Form 10-KSB.

Part III, Item 13. Exhibits

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

10.18	Agreement and Plan of Merger, dated as of August 13, 2008, by and among the Registrant, China Networks Media Limited, MediaInv Ltd. and the other persons signatory thereto (the “Merger Agreement”).**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-138699).

**	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated August 13, 2008.

‡	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALYST ACQUISITION CORP.
Dated: April 6, 2009
	By:	/s/ Dr. William Weksel
Dr. William Weksel
Chief Executive Officer
(Principal Executive Officer)

Dated: April 6, 2009
	By:	/s/ Michael Weksel
Michael Weksel
Chief Operating Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/s/ Robert A. Schriesheim	Chairman of the Board	April 6, 2009
Robert A. Schriesheim

/s/ Dr. William Weksel	Chief Executive Officer	April 6, 2009
Dr. William Weksel	(Principal Executive Officer) and Director

/s/ Michael E. Weksel	Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and	April 6, 2009
Michael E. Weksel	Accounting Officer)

	Director	April , 2009
Paul Levy

	Director	April , 2009
Matthew Botwin

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation.*
3.2	By-laws.*
4.1	Specimen Unit Certificate.*
4.2	Specimen Common Stock Certificate.*
4.3	Specimen Warrant Certificate.*
4.4	Form of Unit Purchase Option granted to Representatives.*
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.1	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Michael E. Weksel.*
10.2	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Robert H. Davies.*
10.3	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and William E. Weksel.*
10.4	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Robert A. Schriesheim.*
10.5	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Paul Levy.*
10.6	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Matthew Botwin.*
10.7	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Ira Hollenberg IRA.*
10.8	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Leon Silverman Trust Fund.*
10.9	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Norbert W. Strauss.*
10.10	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and David Strauss.*
10.11	Letter Agreement among the Registrant, Jesup & Lamont Securities Corporation and Jonathan Strauss.*
10.12	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.13	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.*
10.14	Form of Warrant Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Warrant Purchasers.*
10.16	Promissory Note issued to each of Dr. William Weksel, Robert A. Schriesheim, Robert H. Davies and Michael E. Weksel.*
10.16	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.*
10.17
Form of Subscription Agreements among the Registrant, Graubard Miller and each of Dr. William Weksel, Robert A. Schriesheim, Robert H. Davies, Michael E. Weksel, Paul Levy, Ira Hollenberg IRA, Leon Silverman Trust Fund, Norbert W. Strauss, David Strauss and Jonathan Strauss.*

10.18	Agreement and Plan of Merger, dated as of August 13, 2008, by and among the Registrant, China Networks Media Limited, MediaInv Ltd. and the other persons signatory thereto (the “Merger Agreement”).**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-138699).

**	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated August 13, 2008.

‡	Previously filed.