Form 10-Q/A
period 2008-09-30
Alyst Acquisition Corp.
filed 2009-04-06
CIK 1378451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we are filing this abbreviated Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Form 10-Q/A No. 1”) of Alyst Acquisition Corp. (the “Company”) for the period ended September 30, 2008, previously filed with the Securities and Exchange Commission (the “Commission”) on November 10, 2008 (the “Original Filing”), to effect the amendment described below:

Part II, Item 6. Exhibits. The certifications contained in Exhibits 31.1 and 31.2 have been revised to include the information inadvertently omitted and required by Item 601(b)(31) of Regulation S-K as filed herewith.

Except for the foregoing amended information, this Form 10-Q/A No. 1 continues to describe conditions as of the date of the Original Filing. Accordingly, this Form 10-Q/A No. 1 should be read in conjunction with our filings with the Commission made subsequently to the Original Filing.

Part II, Item 6. Exhibits.

(a) Exhibits:

31.1	Section 302 Certification by Principal Executive Officer

31.2	Section 302 Certification by Principal Financial and Accounting Officer

32‡	Section 906 Certification by Principal Executive Officer and Principal Financial and Accounting Officer

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