Form 10-Q
period 2009-03-31
Alyst Acquisition Corp.
filed 2009-05-04
CIK 1378451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Yes           ☒           No           ☐

As of May 1, 2009, 9,794,400 shares of the registrants’ common stock par value $0.0001 per share were outstanding.

ALYST ACQUISITION CORP. AND SUBSIDIARIES
(a development stage company)

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

TABLE OF CONTENTS

			Pages
Part I.	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets at March 31, 2009 (Unaudited) and June 30, 2008	3

		Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended March 31, 2009 and 2008, and for the period from August 16, 2006 (inception) through March 31, 2009	4

		Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the period from August 16, 2006 (inception) through March 31, 2009	5

		Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2009 and 2008, and for the period from August 16, 2006 (inception) through March 31, 2009	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4T.	Controls and Procedures	13

Part II.	Other Information

	Item 1.	Legal Proceedings	13

	Item 1A.	Risk Factors	13

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

	Item 3.	Defaults Upon Senior Securities	13

	Item 4.	Submissions of Matters to a Vote of Security Holders	13

	Item 5.	Other Information	13

	Item 6.	Exhibits	14

Signature			15

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

ii

References in this report to “we,” “us” or “our company” refers to Alyst Acquisition Corp. and Subsidiaries.  References to “public stockholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

iii

ALYST ACQUISITION CORP. AND SUBSIDIARIES
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	June 30, 2008
	Unaudited
ASSETS

Current assets
Cash and cash equivalents	$716,618	$419,058
Cash held in trust account, interest and dividends available for working capital and taxes (including prepaid income taxes of $172,979 and $256,481 as of March 31, 2009 and June 30, 2008, respectively)	251,733	749,337
Prepaid expenses	13,807	43,476
Total current assets	982,158	1,211,871

Trust account, restricted
Cash held in trust account, restricted	63,267,192	63,154,286

Other assets
Deferred acquisition costs	896,861	472,752

Total assets	$65,146,211	$64,838,909

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$741,483	$459,025

Common stock subject to possible conversion, 2,413,319 shares at conversion value	18,980,148	18,946,276

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $.0001 par value, authorized 30,000,000 shares; issued and outstanding 9,794,400 shares (less 2,413,319 shares subject to possible conversion)	738	738
Additional paid-in capital	44,246,378	44,280,250
Income accumulated during the development stage	1,177,464	1,152,620
Total stockholders’ equity	45,424,580	45,433,608

Total liabilities and stockholders’ equity	$65,146,211	$64,838,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALYST ACQUISITION CORP. AND SUBSIDIARIES
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the nine months ended March 31, 2009	For the nine months ended March 31, 2008	For the period from August 16, 2006 (inception) through March 31, 2009

Revenue	$—	$—	$—	$—	$—

Formation and operating costs	234,477	139,154	537,452	221,567	861,303

Loss from operations	(234,477)	(139,154)	(537,452)	(221,567)	(861,303)

Interest and dividend income	119,927	555,785	601,144	2,061,716	3,029,613

(Loss) income before provision for income taxes	(114,550)	416,631	63,692	1,840,109	2,168,310

Benefit (Provision) for income taxes	41,443	(41,421)	(38,848)	(832,296)	(990,846)

Net (loss) income	$(73,107)	$375,210	$24,844	$1,007,853	$1,177,464

Accretion of trust account income relating to common stock subject to possible conversion	(25,044)	—	(33,872)	—	(33,872)

Net (loss) income attributable to other common stockholders	$(98,151)	$375,210	$(9,028)	$1,007,853	$1,143,592

Weighted average number of common shares outstanding excluding shares subject to possible conversion- basic and diluted	7,381,081	7,318,884	7,381,081	7,299,966

Basic and diluted net (loss) income per share attributable to other common stockholders	$(0.01)	$0.05	$(0.00)	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALYST ACQUISITION CORP. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period from August 16, 2006 (inception) through March 31, 2009
(Unaudited)

	Common Stock		Additional paid-	Income (deficit) accumulated during the development	Total stockholders’
	Shares	Amount	in capital	stage	equity

Balance at August 16, 2006 (inception)	—	$—	$—	$—	$—

Common shares issued at inception at $0.014 per share	1,750,000	175	24,825	—	25,000

Net loss for the period from August 16, 2006 (inception) through June 30, 2007	—	—	—	(3,916)	(3,916)

Balance at June 30, 2007	1,750,000	175	24,825	(3,916)	21,084

Sale of 8,044,400 units, net of underwriters’ discount and offering expenses of $2,973,036 (includes 2,413,319 shares subject to possible conversion)	8,044,400	804	61,381,360	—	61,382,164

Proceeds subject to possible conversion of 2,413,319 shares	—	(241)	(18,946,035)	—	(18,946,276)

Proceeds from issuance of insiders’ warrants	—	—	1,820,000	—	1,820,000

Proceeds from issuance of underwriters’ purchase option	—	—	100	—	100

Net income for the year ended June 30, 2008	—	—	—	1,156,536	1,156,536

Balance at June 30, 2008	9,794,400	738	44,280,250	1,152,620	45,433,608

Accretion of trust account income relating to common stock subject to possible conversion	—	—	(33,872)	—	(33,872)

Net income for the nine months ended March 31, 2009	—	—	—	24,844	24,844

Balance at March 31, 2009 (unaudited)	9,794,400	$738	$44,246,378	$1,177,464	$45,424,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALYST ACQUISITION CORP. AND SUBSIDIARIES
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended March 31, 2009	For the nine months ended March 31, 2008	For the period from August 16, 2006 (inception) through March 31, 2009
Cash flows from operating activities
Net income	$24,844	$1,007,853	$1,177,464
Adjustment to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Prepaid taxes	—	(290,926)	—
Income tax payable	—	12,347	—
Prepaid expenses	29,669	(44,670)	(13,807)
Accounts payable and accrued expenses	282,458	115,458	741,483
Net cash provided by operating activities	336,971	800,062	1,905,140

Cash flows from investing activities
Cash held in trust account, restricted	(112,906)	(63,154,286)	(63,267,192)
Cash held in trust account, interest and dividends available for working capital and taxes	497,604	(130,979)	(251,733)
Deferred acquisition costs	(424,109)	(51,965)	(896,861)
Net cash used in investing activities	(39,411)	(63,337,230)	(64,415,786)

Cash flows from financing activities
Proceeds from issuance of common stock to initial stockholders	—	—	25,000
Proceeds from notes payable to stockholders	—	—	150,000
Gross proceeds from initial public offering	—	64,355,200	64,355,200
Proceeds from issuance of insiders’ warrants	—	1,820,000	1,820,000
Proceeds from issuance of underwriters’ purchase option	—	100	100
Payment of notes payable to stockholders	—	(150,000)	(150,000)
Payment of offering costs	—	(2,865,439)	(2,973,036)
Net cash provided by financing activities	—	63,159,861	63,227,264

Net increase in cash	297,560	622,693	716,618
Cash at beginning of period	419,058	65,487	—
Cash at end of period	$716,618	$688,180	$716,618

Supplemental Disclosure of cash flow information:
Cash paid during period for:
Interest	$—	$951	$951
Income taxes	—	1,110,875	1,291,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALYST ACQUISITION CORP. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	INTERIM FINANCIAL INFORMATION, ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATION

These unaudited condensed consolidated interim financial statements as of March 31, 2009, and for the three and nine months ended March 31, 2009, and 2008, and for the period from August 16, 2006 (inception) through March 31, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the June 30, 2008 balance sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP in these unaudited condensed financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

Going Concern and Management’s Plan and Intentions:

As of March 31, 2009, the Company had working capital of $240,675. Other than interest and dividend income of up to $1.68 million from the trust account, the Company’s only source of income to enable it to continue to fund its search for an acquisition candidate is the interest and dividends it earns on its cash not held in the trust account.  These funds may not be sufficient to maintain the Company until a business combination is consummated. In addition, there can be no assurance that the Company will enter into a Business Combination prior to June 29, 2009.  Pursuant to its Certificate of Incorporation, the Company would have to liquidate pursuant to a dissolution plan and return the funds held in the trust account to the holders of shares issued in the Offering as previously described. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ALYST ACQUISITION CORP. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	INTERIM FINANCIAL INFORMATION, ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATION (CONTINUED)

Reclassifications:

Certain amounts in the prior quarters’ financial statements have been reclassified to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.

Concentration of Credit Risk:

Statement of Financial Accounting Standards (“SFAS”) No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At March 31, 2009, financial instruments that potentially expose the Company to credit risk consist of cash and cash held in the trust account. The Company maintains its cash balances in U.S. Treasury only money market funds at various financial institutions. At times, the Company’s cash and cash held in the trust account may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insurance limits.

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

Recently Issued And Adopted Accounting Pronouncements:

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Positions (“FSP”) Statement of Financial Accounting Standard (“SFAS”) No. 140-4 and FASB Interpretation Number (“FIN”) No. 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP SFAS No. 140-4 and FIN No. 46R-8). This statement increases the disclosure requirements regarding continuing involvement with financial assets that have been transferred, as well as the company’s involvement with variable interest entities. The FSP is effective for financial statements issued for interim periods ending after December 15, 2008. The adoption of this pronouncement has had no material impact on the company’s financial position or results of operations.

ALYST ACQUISITION CORP. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	INTERIM FINANCIAL INFORMATION, ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATION (CONTINUED)

Recently Issued And Adopted Accounting Pronouncements (continued):

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion NO. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position is not expected to have a material impact on the Company’s financial position or results of operation.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position is not expected to have a material impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 (“FSP FAS 141(R)-1”) which provides additional clarification on the initial recognition and measurement of assets acquired and liabilities assumed in a business combination that arise from contingencies.  FSP FAS 141(R)-1 is effective for all fiscal years beginning on or after December 15, 2008.  FSP FAS 141(R)-1 will have an impact on the accounting for any business acquired in the future.

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

Additionally, the holders of the capital stock of China Networks will be entitled to receive up to $21,910,000 (as amended) of the cash received by the Company from the exercise of outstanding Alyst warrants. There remain a number of conditions to the Company’s completing the acquisition of China Networks, including review by the U.S. Securities and Exchange Commission (the “SEC”) of the Company’s proxy and the related registration statement and approval by the Company’s stockholders of the merger between the Company and China Networks.

On January 12, 2009, Michael E. Weksel, the Company’s chief financial officer (“CFO”), secretary and director, was appointed CFO of China Networks. He will continue to serve in his current capacities with the Company and is expected post-merger to serve as CFO of the surviving entity, China Networks International Holdings, Ltd. (“CNIH”), currently a wholly-owned British Virgin Islands subsidiary of the Company.

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

On January 30, 2009, a subsidiary of  the Company filed a registration statement on Form S-4 containing the preliminary proxy statement prospectus regarding the potential acquisition, and a prospectus for the registration of shares, warrants and units that may be issuable in that transaction.

The Company issued a press release on March 18, 2009, announcing that its merger target, China Networks Media, Ltd., a BVI company, entered into a letter of intent (“LOI”), dated February 27, 2009, with Zhuhai Broadcasting and Television Station (“Zhuhai TV”), containing the principal terms for the formation of a 50:50 joint venture (the “Joint Venture”) between China Networks and Zhuhai TV.  If the transactions contemplated by the LOI are consummated, Zhuhai TV will join China Networks’ television joint ventures in Kunming and Yellow River as the newest member of its advertising network, expanding the population reach of China Networks to a total of approximately 38 million viewers.  China Networks’ management expects to execute definitive documentation covering the terms of the LOI before the end of July 2009 and to consummate the transactions contemplated by the LOI prior to the end of 2009.

The Company, CNIH and China Networks and their respective directors and executive officers, and Chardan Capital Markets LLC and its partners and directors, may be deemed to be participants in the solicitation of proxies for the special meeting of stockholders to be held to approve, among other things, the proposed business combination with China Networks.

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

On February 10, 2009, the Company received a letter from the NYSE Alternext US indicating it did not meet one of the Exchange’s continued listing standards since it did not hold an annual meeting of stockholders in 2008. The Company submitted a plan of compliance to the Exchange on March 3, 2009 demonstrating the Company’s intent to regain compliance with the continued listing standards by August 11, 2009. The Company plans to hold a meeting of its stockholders on or before June 29, 2009 which will make the Company in compliance with the listing standards.

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

Results of Operations

From August 16, 2006 (inception) through March 31, 2009, we had net income of $1,177,464 derived from interest and dividend income of $3,029,613 offset by $861,303 of formation and operating costs, and $990,846 of income tax expense. For the three and nine months ended March 31, 2009, we had net (loss) income of $(73,107) and $24,844 respectively, derived from interest and dividend income of $119,927 and $601,144 respectively, offset by $234,477 and $537,452 respectively, of formation and operating costs, and $41,443 and $(38,848) respectively of income tax benefit (expense) as compared to a net income of $375,210 and $1,007,853 derived from, $139,154 and $221,567 of formation and operating costs, and $41,421 and $832,296 of income taxes offset by $555,785 and $2,061,716 of interest and dividend income for the three  and nine months ended March 31, 2008, respectively. The difference was due to the decrease in the yield earned on the funds held in the trust account and additional costs incurred associated with the potential merger with China Networks.

Financial Condition and Liquidity

Upon consummation of our offering and the sale of the insider warrants, $63,154,286 of the net proceeds was deposited in trust. The remaining net proceeds of $47,878 was available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing formation and operating costs. We intend to utilize our cash, including the funds held in the trust account, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other available cash will be used to finance the operations of the target business. At March 31, 2009, we had current assets of $982,158 and current liabilities of $741,483, leaving us with working capital of $240,675.

From the date of the consummation of the offering until such time as we effectuate a business combination, we may draw from the interest and dividends earned on the trust account (1) up to $1,680,000 for use as working capital, and (2) all funds necessary for us to meet our tax obligations. Since the offering, we have drawn from the trust account a total of $2,809,000, of which $1,342,637 was drawn to pay taxes and $1,466,363 was drawn for working capital purposes.  An additional $251,733 remains in the trust account of which $78,754 can be used for working capital and $172,979 of prepaid taxes to be applied towards future tax obligations.

Although there is a possibility to the contrary, we believe we should have sufficient funds available to us from interest and dividends earned on the trust account to operate through the later of June 29, 2009 or the date upon which we consummate a business combination.  As previously described, up to $1,680,000 of interest and dividends earned on the assets of the trust account are available to us for the payment of expenses associated with the due diligence and investigation of a target business or businesses, structuring, negotiating and documenting an initial business combination, legal, and accounting fess relating to our SEC reporting obligations and general working capital that will be used for miscellaneous expenses and reserves. Further, the Company may, from time to time, repurchase its common stock, warrants and units in the open market or in privately-negotiated transactions. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination. We would only consummate such a financing simultaneously with the consummation of a business combination. As needed, additional funds are also available to us from the interest and dividends earned on the assets of the trust account to pay all of our tax obligations.

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

Off-Balance Sheet Arrangements

None.

Recent Developments

As discussed in the condensed consolidated financial statements under Note 2 Potential Acquisition, on August 13, 2008 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with China Networks Media Limited, a British Virgin Islands corporation (“China Networks”), and specified other persons, providing for, among other things, the redomestication of the Company from the State of Delaware to the British Virgin Islands (the “Redomestication Merger”) and the merger of a wholly-owned subsidiary of the Company into China Networks (the "Business Combination"). Consummation of the transactions contemplated by the Merger Agreement are conditioned upon, among other things, (i) approval of the Redomestication Merger and the Business Combination by our shareholders and (ii) approval of the Merger Agreement and the Business Combination by the shareholders of China Networks.

On January 30, 2009, a subsidiary of the Company filed a registration statement on Form S-4 containing the preliminary proxy statement/ prospectus regarding the potential acquisition discussed in Note 2 to the condensed consolidated financial statements, and a prospectus for the registration of shares, warrants and units that may be issuable in that transaction.

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

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

(a) Exhibits:

10.1 – Put-Call Option Agreement by and between Michael Weksel and the Company, dated April 6, 2009.

31.1 – Section 302 Certification by Principal Executive Officer.

31.2 – Section 302 Certification by Principal Financial and Accounting Officer.

32.1 – Section 906 Certification by Principal Executive Officer and Principal Financial and Accounting Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALYST ACQUISITION CORP.

Dated: May 4, 2009
	By:	/s/William Weksel
Dr. William Weksel
Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2009
	By:	/s/Michael Weksel
Michael Weksel
Chief Operating Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)